Form 10-Q
period 1998-06-30
SOUTHERN FOODS GROUP L P
filed 1998-08-14
CIK 1058604

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______ TO _______

Commission file number:  333-49289


                           SOUTHERN FOODS GROUP, L.P.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                            75-2571364
--------------------------------                          -------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

3114 SOUTH HASKELL, DALLAS, TEXAS                               75223
-----------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

                                 (214) 824-8163
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
               --------------------------------------------------
                        (Former name, former address and
               former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X].

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           SOUTHERN FOODS GROUP, L.P.

                                 BALANCE SHEETS

                                 (in thousands)

                           ASSETS
                                                                  June 30,      December 31,
                                                                    1998            1997
                                                                 ----------      ----------
                                                                (unaudited)
Current assets:
     Cash and cash equivalents .............................     $   19,157      $    4,747
     Accounts receivable, net ..............................         74,035          77,987
     Inventories ...........................................         31,324          30,548
     Prepaid expenses and other assets .....................          3,840           2,947
                                                                 ----------      ----------
               Total current assets ........................        128,356         116,229
                                                                 ----------      ----------

Property, plant and equipment, at cost .....................        200,208         194,384
     Less:  accumulated depreciation and amortization ......        (28,618)        (20,321)
                                                                 ----------      ----------
                                                                    171,590         174,063
                                                                 ----------      ----------

Goodwill, net of accumulated amortization ..................        232,382         238,323
Trademarks and licenses, net ...............................        102,842         104,154
Deferred financing costs, net ..............................         11,095          11,714
Other assets ...............................................          1,858           1,830
                                                                 ----------      ----------
               Total assets ................................     $  648,123      $  646,313
                                                                 ==========      ==========

               LIABILITIES AND PARTNERS' EQUITY

Current liabilities:
     Raw milk accrual ......................................     $   23,910      $   25,511
     Accounts payable ......................................         28,899          27,396
     Accrued expenses ......................................         53,088          45,668
     Current portion of long-term debt .....................            744             777
                                                                 ----------      ----------
               Total current liabilities ...................        106,641          99,352

Long-term debt .............................................        331,002         345,914
Other long-term liabilities ................................         11,388          10,668
Commitments and contingencies ..............................             --              --

Partners' equity ...........................................        199,092         190,379
                                                                 ----------      ----------
               Total liabilities and partners' equity ......     $  648,123      $  646,313
                                                                 ==========      ==========



   The accompanying notes are an integral part of these financial statements.

                           SOUTHERN FOODS GROUP, L.P.

                              STATEMENTS OF INCOME

                           (unaudited - in thousands)

                                            For the three months            For the six months
                                               ended June 30,                 ended June 30,
                                        --------------------------      --------------------------
                                           1998            1997            1998            1997
                                        ----------      ----------      ----------      ----------
Net sales .........................     $  277,648      $  147,130      $  549,673      $  292,784
Cost of sales .....................        207,816         108,884         413,568         215,966
                                        ----------      ----------      ----------      ----------
                                            69,832          38,246         136,105          76,818
                                        ----------      ----------      ----------      ----------
Selling, distribution and general
     and administrative expenses ..         52,672          28,679         102,604          55,347
Amortization of goodwill and other
     intangible assets ............          3,747           1,984           7,432           3,972
                                        ----------      ----------      ----------      ----------
Income from operations ............         13,413           7,583          26,069          17,499
Interest expense ..................          7,768           2,265          15,892           4,329
Other (income) expense, net .......           (542)            (74)           (912)            (23)
                                        ----------      ----------      ----------      ----------
Net income ........................     $    6,187      $    5,392      $   11,089      $   13,193
                                        ==========      ==========      ==========      ==========


   The accompanying notes are an integral part of these financial statements.

                           SOUTHERN FOODS GROUP, L.P.

                         STATEMENTS OF PARTNERS' EQUITY

                           (unaudited - in thousands)

                                              Preferred               Common
                                             ----------     -------------------------
                                               Limited        General       Limited
                                               Partner        Partner        Partner          Total
                                             ----------     ----------     ----------      ----------
Partners' equity, December 31, 1997 ....     $  176,199     $      409     $   13,771      $  190,379
     Conversion of common equity
         to preferred ..................          2,490             --         (2,490)             --
     Contributions .....................             --             --            119             119
     Distributions .....................             --             --         (2,495)         (2,495)
     Net income ........................         11,089             --             --          11,089
                                             ----------     ----------     ----------      ----------
Partners' equity, June 30, 1998 ........     $  189,778     $      409     $    8,905      $  199,092
                                             ==========     ==========     ==========      ==========


   The accompanying notes are an integral part of these financial statements.

                           SOUTHERN FOODS GROUP, L.P.

                            STATEMENTS OF CASH FLOWS

                           (unaudited - in thousands)

                                                                                 June 30,        June 30,
                                                                                   1998            1997
                                                                                ----------      ----------
Cash flows from operating activities:
     Net income ...........................................................     $   11,089      $   13,193
     Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation ......................................................          9,009           3,233
        Amortization ......................................................          8,032           4,225
        Interest added to long-term debt ..................................             --             700
        Change in assets and liabilities, net of effects
           of business acquisitions:
           (Increase) decrease in accounts receivable .....................          3,952           6,012
           (Increase) decrease in inventories .............................           (775)          1,040
           (Increase) decrease in prepaid expenses and
             other assets .................................................         (1,510)           (801)
           Increase (decrease) in accounts payable and
             accrued expenses .............................................          6,739            (483)
                                                                                ----------      ----------
Net cash provided by operating activities .................................         36,536          27,119
                                                                                ----------      ----------

Cash flows from investing activities:
Acquisitions, net of cash acquired ........................................             --          (4,923)
Additions to property, plant and equipment ................................         (5,824)         (2,437)
Decrease in other assets ..................................................          1,018             808
                                                                                ----------      ----------
Net cash used in investing activities .....................................         (4,806)         (6,552)
                                                                                ----------      ----------

Cash flows from financing activities:
Borrowings - long-term debt ...............................................             --          96,682
Repayments - long-term debt ...............................................           (644)        (72,268)
Borrowings - related party notes ..........................................             --          20,490
Repayments - related party notes ..........................................             --         (34,914)
Net repayments - revolving credit facility ................................        (14,300)        (10,200)
Partner contributions - common equity .....................................            119           6,195
Partner distributions - common equity .....................................         (2,495)        (24,174)
                                                                                ----------      ----------
Net cash used in financing activities .....................................        (17,320)        (18,189)
                                                                                ----------      ----------

Net increase in cash ......................................................         14,410           2,378
Cash at beginning of period ...............................................          4,747           1,995
                                                                                ----------      ----------
Cash at end of period .....................................................     $   19,157      $    4,373
                                                                                ==========      ==========

Cash paid during the period for interest ..................................     $   15,064      $    3,363

Noncash investing and financing activities
Barbe's Dairy contribution:
     Net assets contributed ...............................................     $               $    8,000
     Preferred equity interests issued ....................................                         (8,000)
                                                                                ----------      ----------
                                                                                $       --      $       --
                                                                                ==========      ==========



   The accompanying notes are an integral part of these financial statements.

                           SOUTHERN FOODS GROUP, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The consolidated financial statements of Southern Foods Group, L.P. ("SFG" or the "Partnership") included herein have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC's rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Partnership's Registration Statement on Form S-4, as amended, filed with the SEC on June 15, 1998. No significant accounting changes have occurred during the six months ended June 30, 1998.

2.   ACQUISITIONS

     On September 4, 1997, Dairy Farmers of America, Inc. ("DFA"), a partner in the Partnership, acquired Borden/Meadow Gold Dairies Holdings, Inc. ("Holdings"), a subsidiary comprising the fluid milk operations of Borden, Inc. and an affiliate ("Borden") for $380 million (the "Borden Acquisition"). Holdings owned 1) the Meadow Gold dairy operations located primarily in the Western United States and Hawaii and 2) other dairies in Texas, Louisiana and New Mexico. This acquisition was partially funded through new senior term debt (the "Senior Bank Facilities") obtained by DFA from a syndicate of lenders led by The Chase Manhattan Bank. Certain of these assets and liabilities, consisting of the operations of Meadow Gold, were then contributed to the Partnership. In conjunction with the Meadow Gold contribution, the Partnership assumed the Senior Bank Facilities and issued non-voting, limited partner preferred interests ("Preferred Interests") to DFA with a stated amount and fair value of $90 million. The fair value of the net assets contributed to the Partnership was $265 million, including property, plant and equipment of $114 million and goodwill of $169 million.

     Concurrent with the Borden Acquisition, the Partnership acquired the license to use certain trademarks owned by Borden (the "Borden Trademarks") for $55 million and repaid the Partnership's existing bank debt and related party notes of approximately $92 million. The acquisition of the Borden Trademarks and the repayment of debt was funded through the issuance of $150 million of senior subordinated notes (the "Notes") and an equity contribution of $45 million from Mid-Am Capital, L.L.C., an affiliate of DFA, for Preferred Interests. The remaining proceeds, along with proceeds from the Senior Bank Facilities, were used to purchase the trademarks used by Meadow Gold (the "Meadow Gold Trademarks") from an affiliate of DFA for $50 million. The results of Meadow Gold are included in the accompanying financial statements from September 4, 1997, the date of contribution.

     The following unaudited pro forma summary results of operations assume that the Meadow Gold contribution and the related transactions occurred on January 1, 1997 (in thousands):

                                                For the six
                                               months ended
                                               June 30, 1997
                                              ---------------
             Net sales                        $       520,790
             Net income                       $         8,390

     The unaudited pro forma summary results of operations are not necessarily indicative of results of operations that would have occurred had the transactions taken place on January 1, 1997, or of future results of operations of the combined businesses.

                           SOUTHERN FOODS GROUP, L.P.

3.   INVENTORIES

     A summary of inventories is as follows (in thousands):

                                          June 30,     December 31,
                                           1998            1997
                                        ----------     ----------
          Finished goods ..........     $   14,988     $   14,776
          Packaging and supplies ..          3,418          3,389
          Raw materials ...........         11,087         10,563
          Truck parts .............          1,831          1,820
                                        ----------     ----------
                                        $   31,324     $   30,548
                                        ==========     ==========

4.   EQUITY TRANSACTIONS

     In accordance with SFG's partnership agreement, the Partnership made tax payment distributions to management owners totalling $362,280 in January 1998, $1,628,070 in April 1998, and $500,000 in June 1998. As also required by the partnership agreement, on those dates the Partnership converted equal amounts of DFA's limited partner common equity to Series E Preferred Interests with a cumulative return of 10%. The total stated value of Preferred Interests outstanding at June 30, 1998 was $253 million, including unpaid preferred returns.

5.   CONTINGENCIES

    On November 6, 1997, a federal judge in Minnesota enjoined the United States Department of Agriculture ("USDA") from collecting Class I differentials in most federal market orders, beginning with November 1997 raw milk sales. This decision was reversed on August 13, 1998 upon USDA's appeal to the U.S. Court of Appeals for the 8th Circuit. The USDA had obtained a stay of the November 1997 ruling pending the outcome of their appeal. Additionally, the USDA has proposed new rules for the federal milk marketing program which have been published for public comment. The comment period expired April 30, 1998, and Congress is considering extending the deadline for implementation of federal order reform from April 1999 to October 1999. In addition, certain states have formed or are in the process of attempting to form regional milk-price compacts designed to ensure that cheaper milk from other regions does not undercut local producers' prices, which may result in higher milk prices than the federally mandated minimum prices. While management does not believe that these matters should have a material adverse effect on the Partnership's business, neither the outcome of the court proceedings, the final form of any new federal regulations or the existence or location of any additional state compacts nor the effect of such matters on the Partnership can be predicted with any certainty.

    The Partnership is party to certain litigation in the normal course of business. Management does not believe the outcome of any of these proceedings will materially affect the Partnership's financial position or results of operations.

                           SOUTHERN FOODS GROUP, L.P.

6.   STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This new standard is effective for fiscal years beginning after June 15, 1999 (January 1, 2000 for the Partnership). SFAS 133 requires that all derivative financial instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Partnership has not yet adopted this new standard or completed its evaluation of the impact of such adoption.

7.   SUBSEQUENT EVENTS

     On July 24, 1998, SFG acquired the dairy and juice processing operations of Excelsior Dairy in Hawaii from Mountain View Dairies, Inc. for approximately $2.7 million of cash consideration. Additionally, on August 11, 1998, SFG acquired the milk processing plant and distribution operations located in Huntsville, Alabama formerly owned by Barber Dairies, Inc. from Dean Foods Partnership for cash consideration of approximately $3.5 million. These acquisitions will be accounted for using the purchase method and their results will be included in the Partnership's financial statements from the dates of acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     On September 4, 1997, DFA contributed the operations, assets and liabilities of Meadow Gold to the Partnership. As a result of this transaction, the accompanying financial statements include the results of Meadow Gold from September 4, 1997, the date of the contribution. SFG also acquired a small dairy, Land-of-Pines Dairy, in March 1997, and the operations of Barbe's Dairy were contributed to SFG by an affiliate of DFA in February 1997. Barbe's Dairy has continued as an operating dairy plant, while production and routes from Land-of-Pines Dairy have been consolidated into other processing and distribution facilities.

                                     GENERAL

     The Partnership owns 26 plants which process and distribute fluid milk products, cultured products, ice cream products, fruit juices and drinks and other dairy related products. The majority of the Partnership's sales are from fluid milk products, which include fresh packaged milk and chocolate milk in whole, reduced fat and fat-free varieties, whipping cream, half-and-half and buttermilk. These products are produced and marketed primarily under the Schepps, Oak Farms, Meadow Gold, Viva, Foremost, Brown's Velvet, Barbe's and Flav-O-Rich brand names, as well as various private labels. The Partnership produces cultured products, such as sour cream, cottage cheese and yogurt, as well as ice cream and fruit juices and drinks under its brand names, various private labels and third-party labels. The Partnership also distributes cultured products, fruit juices and drinks and ice cream products and other dairy related products such as cheese, eggs, butter and non-dairy creamers purchased from third parties.

                              RESULTS OF OPERATIONS

     The Meadow Gold operations contributed $242.9 million and $124.1 million to net sales for the six months and quarter ended June 30, 1998, respectively. Excluding the results of Meadow Gold, net sales increased 4.8% to $306.7 million for the six months ended June 30, 1998 and 4.4% to $153.5 million for the quarter ended June 30, 1998. The increase is due to an increase in volumes sold of approximately 2.5% over the prior periods, combined with an increase in prices due to an increase in raw milk costs over the prior year. The increase in volumes is primarily attributable to growth in the Partnership's existing customer base as large customers continue to expand operations and open new stores, as well as the addition of new customers across many market areas.

     The Meadow Gold operations contributed $54.7 million and $28.4 million to gross profit for the six months and quarter ended June 30, 1998, respectively. Excluding the results of Meadow Gold, gross profit increased 6.0% to $81.4 million for the six months ended June 30, 1998 and 8.3% to $41.4 million for the quarter ended June 30, 1998. This increase is attributable to the increase in net sales combined with a slight increase in gross margin percentage compared to the prior periods. The gross margin percentage increase is due primarily to improved results in two of the Partnership's smaller plants resulting from increased volumes and capital improvements, which improved plant efficiencies.

     The Meadow Gold operations contributed $44.5 million and $23.0 million to selling, general and administrative expenses during the six months and quarter ended June 30, 1998, respectively. Excluding the results of Meadow Gold, selling, distribution and general and administrative expenses increased 3.6% to $58.1 million for the six months ended June 30, 1998 and 5.0% to $29.7 million for the quarter ended June 30, 1998. Selling, general and administrative expenses as a percentage of revenues have remained consistent with the prior periods.

     Amortization of goodwill and other intangible assets increased significantly to $7.4 million for the six months ended June 30, 1998 and $3.7 million for the quarter ended June 30, 1998. This increase is due to higher amortization of goodwill, trademarks and other intangible assets resulting from the Meadow Gold transactions.

     Interest expense increased significantly to $15.9 million and $7.8 million for the six months and quarter ended June 30, 1998, respectively. This increase is a result of the higher interest expense associated with the proceeds from the Senior Bank Facilities and the Notes, which were assumed in or used to finance the Meadow Gold transactions.

     Other income increased to $0.9 million and $0.5 million for the six months and quarter ended June 30, 1998, respectively, primarily due to royalties received from the sublicensing of the Borden Trademarks to third parties. As the Partnership did not own the Borden License until September 1997, there were no such royalties for the comparable periods in 1997.

                         LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities of $36.5 million for the six months ended June 30, 1998 was $9.4 million higher than the prior year, due primarily to increased cash provided by working capital changes combined with higher income from operations. The increase in cash provided by operating activities due to the addition of the Meadow Gold operations is offset by increased cash interest costs as a result of the higher average debt balances and weighted average interest rates. Cash and cash equivalents on hand at June 30, 1998 were $19.2 million compared to $4.7 million at December 31, 1997.

     Cash used in investing activities for the six months ended June 30, 1998 of $4.8 million was $1.7 million less than the six months ended June 30, 1997. This decrease is a result of the cash used for acquisitions during the six months ended June 30, 1997 for amounts paid for Land-of-Pines Dairy in March 1997, partially offset by increased additions to property, plant and equipment in 1998 as a result of the Meadow Gold contribution.

     Cash used in financing activities was $17.3 million for the six months ended June 30, 1998, primarily as a result of the net repayment of amounts outstanding under the Revolving Credit Facility of $14.3 million as of December 31, 1997. Additionally, $2.5 million was distributed to the management owners during the six months ended June 30, 1998 as tax payment distributions in accordance with the partnership agreement. Cash used in financing activities in 1997 relates to the refinancing of outstanding debt in February 1997. Additionally, in February 1997 the Partnership issued $8 million in Preferred Interests to an affiliate of DFA in conjunction with the affiliate's contribution of Barbe's Dairy to the Partnership.

     The Partnership's total debt at June 30, 1998 was $331.7 million. The $150 million of Notes bear interest at a rate of 9 7/8%, payable semi-annually beginning March 1, 1998, and mature September 1, 2007. The term loan portions of the Senior Bank Facilities consist of borrowings under two tranches, Tranche A for $90 million and Tranche B for $100 million. Both tranches bear interest at variable rates, which weighted average rates were 7.79% and 8.85% for Tranche A and Tranche B, respectively, at June 30, 1998. At June 30, 1998, no revolving loans and $1.8 million of letters of credit were outstanding under the Partnership's $60 million revolving credit facility.

     Interest payments on the Notes and on the Senior Bank Facilities represent significant liquidity requirements for the Partnership. The Partnership anticipates that the Notes will require annual interest payments of approximately $14.8 million and the Senior Bank Facilities will require substantial interest payments based on the unamortized loan balance and variable interest rates in effect (approximately $15.1 million annually based on June 30, 1998 balances and applicable interest rates). In addition to its debt service obligations, the Partnership will require liquidity for capital expenditures and working capital needs. Management believes that the cash flow generated from its operations, together with amounts available under the revolving credit facility, should be sufficient to fund its debt service requirements, working capital needs, anticipated capital expenditures and other operating expenses. The Partnership's future operating performance and ability to service or refinance the Notes and to extend or refinance the Senior Bank Facilities will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Partnership's control.

     The Senior Bank Facilities and the Notes impose restrictions on the Partnership's ability to make capital expenditures and limit the Partnership's ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of the Partnership, could limit the Partnership's ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business or acquisition opportunities. The covenants contained in the Senior Bank Facilities and the Notes also, among other things, limit the ability of the Partnership to dispose of assets, repay indebtedness or amend other debt instruments, pay distributions, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances and make acquisitions.

     In 1997 and 1998, the Partnership began to utilize interest rate collars and swaps to manage interest rate exposures. The principal objective of such contracts is to reduce the impact of changes in interest rates on its variable rate debt. The Partnership does not utilize financial instruments for trading or other speculative purposes. Swap agreements are contracts to exchange variable rates for fixed rate payments periodically over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of interest rate agreements are used to measure interest to be paid or received. The Partnership makes interest payments on the Senior Bank Facilities based on the floating rate plus the applicable margin, and then either makes a payment to or receives a payment from the counterparty to the swap agreement based on the related notional amount and the difference between the fixed swap rate and the applicable floating rate.

     In January 1998, in order to fix the interest rates on the majority of the Partnership's bank debt, the Partnership entered into various interest rate swap agreements. The fixed LIBOR rate under these agreements ranges between 5.565% and 5.63%. These agreements have an aggregate initial notional amount of $127 million, which declines annually over a five-year period to a final aggregate notional amount of $23 million, and are cancellable at the counterparty's option at the end of three or four years, based on the individual agreement. The Partnership also has an interest rate collar with a notional amount of $28.0 million and a LIBOR rate cap of 7% and a floor of 5.65%. This agreement expires in October 2000.

     On November 6, 1997, a federal judge in Minnesota enjoined the USDA from collecting Class I differentials in most federal market orders that establish the federally mandated minimum price of raw milk, beginning with November 1997 raw milk sales. This decision was reversed on August 13, 1998 upon the USDA's appeal to the U.S. Court of Appeals for the 8th Circuit. The USDA had obtained a stay of the November 1997 ruling pending the outcome of their appeal. Additionally, the USDA has proposed new rules for the federal milk marketing program which have been published for public comment. The comment period expired April 30, 1998, and Congress is considering extending the deadline for implementation of federal order reform from April 1999 to October 1999. In addition, certain states have formed or are in the process of attempting to form regional milk-price compacts designed to ensure that cheaper milk from other regions does not undercut local producers' prices, which may result in higher milk prices than the federally mandated minimum prices. While management does not believe that these matters should have a material adverse effect on the Partnership's business, neither the outcome of the court proceedings, the final form of any new federal regulations or the existence or location of any additional state compacts nor the effect of such matters on the Partnership can be predicted with any certainty.

     The Partnership is involved in certain threatened and pending legal matters in the ordinary course of business. Although neither the outcome of these proceedings nor the effect of such outcome can be predicted with certainty, in the opinion of management, the outcome of these matters should not have a material adverse effect on the financial condition or results of operations of the Partnership.

     The Partnership is in the process of conducting an internal review of its computer systems to identify systems that could be affected by the "Year 2000" issue. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Partnership's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. Based upon its internal review, the Partnership presently believes that the Year 2000 issue will not pose significant operational problems for the Partnership's computer systems. However, the Partnership intends to utilize internal resources and outside consultants to test its computer systems for Year 2000 compliance. The Partnership also intends to use reasonable efforts to assess whether any Year 2000 noncompliance of the computer systems of entities with which the Partnership's computer systems interact, including suppliers, customers and financial services organizations, could have an adverse impact on the Partnership. The Partnership expects its Year

2000 compliance program to be completed on a timely basis. However, there can be no assurance that the computer systems of other entities on which the Partnership's computer systems rely also will be Year 2000 compliant on a timely basis or that any such failure to be Year 2000 compliant would not have an adverse impact on the Partnership.


                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     On August 6, 1997, a lawsuit entitled David Curry, et al v. Borden, Inc., Southern Foods Group, L.P., et al was filed in the District Court of Harris County, Texas against the Partnership and other dairy processors in Texas alleging that containers of processed milk sold by the Partnership and the other dairy processing defendants to grocery stores and schools were under-filled and did not contain the volume of milk as stated on the carton based upon tests allegedly performed by the USDA. The Partnership believed that it had meritorious defenses and began to vigorously defend the lawsuit. On June 16, 1998, the lawsuit was dismissed without prejudice upon the court granting plaintiffs' motion for nonsuit.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          27.1       Article 5 Financial Data Schedule

     (b) Reports on Form 8-K

          None.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SOUTHERN FOODS GROUP, L.P.
                                            --------------------------
                                            (Registrant)


Date:  August 14, 1998                      By: /s/ PATRICK K. FORD
                                            --------------------------
                                            Patrick K. Ford
                                            Chief Financial Officer, Secretary
                                            and Treasurer

                               INDEX TO EXHIBITS

EXHIBIT NO.         DESCRIPTION
-----------         -----------
  27.1              Financial Data Schedule