Form 10-Q
period 1998-09-30
SOUTHERN FOODS GROUP L P
filed 1998-11-16
CIK 1058604

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______ TO _______

Commission file number:  333-49289


                           SOUTHERN FOODS GROUP, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                               75-2571364
------------------------------                               -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

3114 SOUTH HASKELL, DALLAS, TEXAS                                   75223
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

                                 (214) 824-8163
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
            -------------------------------------------------------
            (Former name, former address and former fiscal year, if
                          changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           SOUTHERN FOODS GROUP, L.P.

                                 BALANCE SHEETS

                                 (in thousands)


                                                            September 30,       December 31,
                                                                1998               1997
                                                           ---------------    ---------------
                              ASSETS                         (unaudited)
Current assets:
     Cash and cash equivalents .........................   $         5,410    $         4,747
     Accounts receivable, net ..........................            93,738             77,987
     Inventories .......................................            35,040             30,548
     Prepaid expenses and other assets .................             4,404              2,947
                                                           ---------------    ---------------
               Total current assets ....................           138,592            116,229
                                                           ---------------    ---------------

Property, plant and equipment, at cost .................           209,587            194,384
     Less:  accumulated depreciation and amortization ..           (33,049)           (20,321)
                                                           ---------------    ---------------
                                                                   176,538            174,063
                                                           ---------------    ---------------

Goodwill, net of accumulated amortization ..............           229,558            238,323
Trademarks and licenses, net ...........................           102,185            104,154
Deferred financing costs, net ..........................            12,305             11,714
Other assets ...........................................             1,722              1,830
                                                           ---------------    ---------------
               Total assets ............................   $       660,900    $       646,313
                                                           ===============    ===============

               LIABILITIES AND PARTNERS' EQUITY

Current liabilities:
     Raw milk accrual ..................................   $        31,072    $        25,511
     Accounts payable ..................................            43,070             27,396
     Accrued expenses ..................................            54,056             45,668
     Current portion of long-term debt .................               669                777
                                                           ---------------    ---------------
               Total current liabilities ...............           128,867             99,352

Long-term debt .........................................           319,030            345,914
Other long-term liabilities ............................            11,026             10,668
Commitments and contingencies ..........................              --                 --

Partners' equity .......................................           201,977            190,379
                                                           ---------------    ---------------
               Total liabilities and partners' equity ..   $       660,900    $       646,313
                                                           ===============    ===============

   The accompanying notes are an integral part of these financial statements.

                           SOUTHERN FOODS GROUP, L.P.

                              STATEMENTS OF INCOME

                           (unaudited - in thousands)

                                           For the three months         For the nine months
                                            ended September 30,         ended September 30,
                                        --------------------------   --------------------------
                                           1998           1997          1998           1997
                                        -----------    -----------   -----------    -----------
Net sales ...........................   $   291,742    $   176,354   $   841,415    $   469,139
Cost of sales .......................       219,894        128,629       633,462        344,594
                                        -----------    -----------   -----------    -----------
                                             71,848         47,725       207,953        124,545
                                        -----------    -----------   -----------    -----------
Selling, distribution and general
     and administrative expenses ....        53,907         35,488       156,511         89,836
Amortization of goodwill and other
     intangible assets ..............         3,794          3,811        11,226          8,202
                                        -----------    -----------   -----------    -----------
Income from operations ..............        14,147          8,426        40,216         26,507
Interest expense ....................         8,148          3,954        24,040          8,286
Other (income) expense, net .........          (205)           926        (1,117)         1,478
                                        -----------    -----------   -----------    -----------
Net income ..........................   $     6,204    $     3,546   $    17,293    $    16,743
                                        ===========    ===========   ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                           SOUTHERN FOODS GROUP, L.P.

                         STATEMENTS OF PARTNERS' EQUITY

                           (unaudited - in thousands)

                                             Preferred              Common
                                            -----------    -------------------------
                                              Limited        General       Limited
                                              Partner        Partner       Partner          Total
                                            -----------    -----------   -----------    -----------
Partners' equity, December 31, 1997 .....   $   176,199    $       409   $    13,771    $   190,379
     Conversion of common equity
         to preferred ...................         3,303           --          (3,303)          --
     Contributions ......................          --             --            --             --
     Distributions ......................        (2,386)          --          (3,309)        (5,695)
     Net income .........................        17,293           --            --           17,293
                                            -----------    -----------   -----------    -----------
Partners' equity, September 30, 1998 ....   $   194,409    $       409   $     7,159    $   201,977
                                            ===========    ===========   ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                           SOUTHERN FOODS GROUP, L.P.

                            STATEMENTS OF CASH FLOWS

                           (unaudited - in thousands)

                                                      For the nine months ended
                                                  --------------------------------
                                                   September 30,     September 30,
                                                      1998              1997
                                                  --------------    --------------
Net cash provided by operating activities .....           49,773            37,343
                                                  --------------    --------------

Cash flows from investing activities:
Acquisitions, net of cash acquired ............           (6,219)           (2,412)
Acquisitions of trademarks ....................             --            (105,000)
Additions to property, plant and equipment ....          (10,174)           (4,314)
Decrease in other assets ......................              950              --
                                                  --------------    --------------

Net cash used in investing activities .........          (15,443)         (111,726)
                                                  --------------    --------------

Cash flows from financing activities:
Borrowings - long-term debt ...................             --             255,000
Repayments - long-term debt ...................          (20,863)         (145,660)
Repurchase of subordinated notes ..............          (19,230)             --
Borrowings - related party notes ..............             --              20,490
Repayments - related party notes ..............             --             (54,914)
Net borrowings - revolving credit facility ....           13,100            (5,000)
Payment of debt issuance costs ................             (979)          (11,662)
Partner contributions - preferred equity ......             --              45,000
Partner distributions - preferred equity ......           (2,386)             --
Partner contributions - common equity .........             --               6,195
Partner distributions - common equity .........           (3,309)          (29,759)
                                                  --------------    --------------

Net cash used in financing activities .........          (33,667)           79,690
                                                  --------------    --------------

Net increase in cash ..........................              663             5,307
Cash at beginning of period ...................            4,747             1,995
                                                  --------------    --------------

Cash at end of period .........................   $        5,410    $        7,302
                                                  ==============    ==============

Cash paid during the period for interest ......   $       15,064    $        5,983

Noncash investing and financing activities
Meadow Gold contribution:
     Net assets contributed ...................                     $      265,000
     Term debt assumed ........................                           (175,000)
     Preferred equity interests issued ........                            (90,000)
                                                                    --------------
                                                                                --
                                                                    ==============
Barbe's Dairy contribution:
     Net assets contributed ...................                     $        8,000
     Preferred equity interests issued ........                             (8,000)
                                                                    --------------
                                                                    $           --
                                                                    ==============

   The accompanying notes are an integral part of these financial statements.

                           SOUTHERN FOODS GROUP, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

     The consolidated financial statements of Southern Foods Group, L.P. ("SFG" or the "Partnership") included herein have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC's rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements should be read in conjuction with the financial statements and the notes thereto included in the Partnership's Registration Statement on Form S-4, as amended, filed with the SEC on June 15, 1998. No significant accounting changes have occurred during the nine months ended September 30, 1998.

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

     The following unaudited pro forma summary results of operations assume that the Meadow Gold contribution and the related transactions occurred on January 1, 1997 (in thousands):

                                                     For the nine
                                                     months ended
                                                     September 30,
                                                          1997
                                                     --------------
                 Net sales                           $      782,492
                 Net income                          $       12,109

     The unaudited pro forma summary results of operations are not necessarily indicative of results of operations that would have occurred had the transactions taken place on January 1, 1997, or of future results of operations of the combined businesses.

                           SOUTHERN FOODS GROUP, L.P.

3.    INVENTORIES

     A summary of inventories is as follows (in thousands):

                                                September 30,      December 31,
                                                    1998              1997
                                               ---------------   ---------------
          Finished goods ...................   $        16,899   $        14,776
          Packaging and supplies ...........             4,499             3,389
          Raw materials ....................            12,515            10,563
          Truck parts ......................             1,127             1,820
                                               ---------------   ---------------
                                               $        35,040   $        30,548
                                               ===============   ===============

4.    EQUITY TRANSACTIONS

     In accordance with SFG's partnership agreement, the Partnership made tax payment distributions to management owners totalling $3.3 million for the nine months ended September 30, 1998. As also required by the partnership agreement, the Partnership converted equal amounts of DFA's limited partner common equity to Series E Preferred Interests with a cumulative return of 10%. In September, 1998, the Partnership distributed $2.4 million in payment of preferred return on the Series D Preferred Interests. The total stated value of Preferred Interests outstanding at September 30, 1998 was $264 million, including unpaid preferred returns.

5.    STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

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

     On July 24, 1998, the Partnership acquired the dairy and juice processing operations of Excelsior Dairy in Hawaii from Mountain View Dairies, Inc. for approximately $2.7 million of cash consideration. Additionally, on August 10, 1998, the Partnership acquired the milk processing plant and distribution operations located in Huntsville, Alabama formerly owned by Barber Dairies, Inc. from Dean Foods Company for cash consideration of approximately $3.5 million. These acquisitions were accounted for using the purchase method and their results are included in the financial statements from the dates of acquisition.

                                     GENERAL

     The Partnership owns 27 plants which process and distribute fluid milk products, cultured products, ice cream products, fruit juices and drinks and other dairy related products. The majority of the Partnership's sales are from fluid milk products, which include fresh packaged milk and chocolate milk in whole, reduced fat and fat-free varieties, whipping cream, half-and-half and buttermilk. These products are produced and marketed primarily under the Schepps, Oak Farms, Meadow Gold, Borden, Viva, Foremost, Brown's Velvet, Barbe's and Flav-O-Rich brand names, as well as various private labels. The Partnership produces cultured products, such as sour cream, cottage cheese and yogurt, as well as ice cream and fruit juices and drinks under its brand names, various private labels and third-party labels. The Partnership also distributes cultured products, fruit juices and drinks and ice cream products and other dairy related products such as cheese, eggs, butter and non-dairy creamers purchased from third parties.

                              RESULTS OF OPERATIONS

     The Partnership's net sales were $841.4 million for the nine months ended September 30, 1998, an increase of $372.3 million over the prior year. The operations of Meadow Gold contributed $336.9 million to this increase. Excluding the results of Meadow Gold, net sales for the nine months ended September 30, 1998 increased 8.1%, due primarily to an increase in volumes of 4.3% combined with an increase in prices due to the increase in raw milk costs over the prior year. The Partnership's net sales were $291.7 million for the quarter ended September 30, 1998, an increase of $115.4 million over the prior year. The Meadow Gold operations contributed $94.0 million to this increase. Excluding the results of Meadow Gold, net sales for the quarter ended September 30, 1998 increased 14.9% over the prior year due primarily to an increase in volumes sold of 8.1% combined with the increase in raw milk costs. The increase in volumes is primarily attributable to growth in the Partnership's existing and new customer base as well the acquisitions of the Alabama plant and Hawaii operations in the third quarter of 1998.

     The Partnership's gross profit was $208.0 million for the nine months ended September 30, 1998, an increase of $83.4 million over the prior year. The Partnership's gross profit was $71.8 million for the quarter ended September 30, 1998, an increase of $24.1 million over the prior year. The Meadow Gold operations contributed $74.1 million and $19.4 million to these increases, respectively. The remaining increase is attributable primarily to the increase in net sales.

     The Partnership's selling, general and administrative expenses of $156.5 million for the nine months ended September 30, 1998 were $66.7 million higher than the prior year. Selling, general and administrative expenses of $53.9 million for the quarter ended September 30, 1998 were $18.4 million higher than in the prior year. The increase in expense is due primarily to the operations of Meadow Gold combined with the general increase in selling activity.

     Amortization of goodwill and other intangible assets increased significantly from the prior year to $11.2 million for the nine months ended September 30, 1998. This increase is due to higher amortization of goodwill, trademarks and other intangible assets resulting from the Meadow Gold transactions.

     Interest expense increased significantly over the prior year to $24.0 million and $8.1 million for the nine months and quarter ended September 30, 1998, respectively. This increase is a result of the higher interest expense associated with the proceeds from the Senior Bank Facilities and the Notes, which were assumed in or used to finance the Meadow Gold transactions.

     Other income increased to $1.1 million and $0.2 million for the nine months and quarter ended September 30, 1998, respectively, primarily due to royalties received from the sublicensing of the Borden Trademarks to third parties. As the Partnership did not own the Borden License until September 1997, there were no such royalties for the majority of 1997.

                         LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities of $49.8 million for the nine months ended September 30, 1998 was $12.4 million higher than the prior year, due primarily to increased cash provided by working capital changes combined with higher income from operations. The increase in cash provided by operating activities due to the addition of the Meadow Gold operations is offset by increased cash interest costs as a result of the higher average debt balances and weighted average interest rates. Cash and cash equivalents on hand at September 30, 1998 were $5.4 million compared to $4.7 million at December 31, 1997.

     Cash used in investing activities for the nine months ended September 30, 1998 of $15.4 million includes $10.2 million for capital expenditures and $6.2 million for business acquisitions. Cash used in investing activities for the nine months ended September 30, 1997 of $111.7 million includes $105.0 million for the acquisition of the Borden and Meadow Gold trademarks, $4.3 million for capital expenditures, and $2.4 million for business acquisitions.

     Cash used in financing activities was $33.7 million for the nine months ended September 30, 1998, primarily as a result of the repayment of long-term debt of $20.8 million and the repurchase of $19.2 million of the Partnership's Notes, offset by net borrowings under the revolving credit facility of $13.1 million. Additionally, $3.3 million was distributed to the management owners during the nine months ended September 30, 1998 as tax payment distributions in accordance with the partnership agreement, and $2.4 million of preferred return was paid on the Series D Preferred Interests. Cash used in financing activities in 1997 relates to the refinancing of outstanding debt in February 1997 and to borrowings related to the September 1997 Meadow Gold transactions.

     The Partnership's total debt at September 30, 1998 was $319.7 million. The Notes bear interest at a rate of 9 7/8%, payable semi-annually beginning March 1, 1998, and mature September 1, 2007. The term loan portions of the Senior Bank Facilities consist of borrowings under two tranches, Tranche A for $73.2 million and Tranche B for $87.3 million. Both tranches bear interest at variable rates, which weighted average rates were 7.57% and 8.57% for Tranche A and Tranche B, respectively, at September 30, 1998. At September 30, 1998, $27.4 million of revolving loans and $2.0 million of letters of credit were outstanding under the Partnership's $60 million revolving credit facility.

     Interest payments on the Notes and on the Senior Bank Facilities represent significant liquidity requirements for the Partnership. The Partnership anticipates that the Notes will require annual interest payments of approximately $12.9 million and the Senior Bank Facilities will require substantial interest payments based on the unamortized loan balance and variable interest rates in effect (approximately $15.6 million annually based on September 30, 1998 balances and applicable interest rates). In addition to its debt service obligations, the Partnership will require liquidity for capital expenditures and working capital needs. Management believes that the cash flow generated from its operations, together with amounts available under the revolving credit facility, should be sufficient to fund its debt service requirements, working capital needs, anticipated capital expenditures and other operating expenses. The Partnership's future operating performance and ability to service or refinance the Notes and to extend or refinance the Senior Bank Facilities will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Partnership's control.

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

     The Partnership's initiatives to minimize failures of electronic systems to process date sensitive information in the Year 2000 and beyond include efforts to identify all mission critical information technology (IT) systems, such as financial and distribution applications, and non-IT systems such as plant production systems, and remediate those systems which are non-compliant. Identification of IT systems includes taking an inventory of all mission critical computer hardware and software and testing these systems for Year 2000 compatibility. Those systems that are not year 2000 compliant will be repaired or replaced as necessary. The Partnership's Year 2000 initiatives also include identifying critical vendors and communicating with those vendors regarding their Year 2000 readiness. These initiatives are underway, and the identification phase should be substantially complete by the end of 1998. Additionally, remediation efforts have been undertaken on systems that have been identified as non-compliant. To date, the Partnership's efforts have utilized internal resources; however, plans include engaging outside consultants if considered necessary. The Partnership does not anticipate that the total costs related to its Year 2000 compliance efforts will be material to its financial position. The Partnership believes that necessary modifications and replacements of critical IT and non-IT systems will be completed timely. A contingency plan should be substantially completed by the end of the second quarter 1999 for systems or vendors identified as Year 2000 risks. However, given the complexity of the Year 2000 issue, the impact on business operations due to failure by the Partnership to achieve compliance or failure by third parties to achieve compliance, which the Partnership cannot control, could adversely affect the Partnership's results of operations.

                           PART II. OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.39 Amendment No. 2 dated as of September 9, 1998 to the Credit Agreement dated as of September 4, 1997, among Southern Foods Group, L.P., certain lenders and The Chase Manhattan Bank as Administrative Agent

          27.1     Article 5 Financial Data Schedule



     (b)  Reports on Form 8-K

          None.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             SOUTHERN FOODS GROUP, L.P.
                                             (Registrant)


Date:  November 13, 1998                     By: /s/  PATRICK K. FORD
                                                --------------------------------
                                             Patrick K. Ford
                                             Chief Financial Officer, Secretary
                                             and Treasurer

                                 EXHIBIT INDEX

        EXHIBIT
           NO.     DESCRIPTION
        -------    -----------
          10.39    Amendment No. 2 dated as of September 9, 1998 to the Credit
                   Agreement dated as of September 4, 1997, among Southern Foods
                   Group, L.P., certain lenders and The Chase Manhattan Bank as
                   Administrative Agent

          27.1     Article 5 Financial Data Schedule