Form 10-K405
period 1998-12-31
SOUTHERN FOODS GROUP L P
filed 1999-03-31
CIK 1058604

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______ TO _______

Commission file number: 333-49289


                           SOUTHERN FOODS GROUP, L.P.
              ----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                 75-2571364
      -------------------------------                -------------------
      (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

      3114 SOUTH HASKELL, DALLAS, TEXAS                        75223
      ---------------------------------------------------------------
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)

                                 (214) 824-8163
               --------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X  No   .
                                      ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. X
                            ---

No voting interest in the partnership was held by non-affiliates as of March 30, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

                             See Item 14 on Page 38

                                     PART I


ITEM 1.  BUSINESS.

Description of Business

    Southern Foods Group, L.P. ("SFG" or the "Partnership") is a leading processor and distributor of fluid milk products in the United States. The Partnership markets its products primarily in the Southern and Western United States and Hawaii. SFG has attained its strong market positions through a series of strategic acquisitions as well as through internal growth. The Partnership, a Delaware limited partnership, was formed in and succeeded to the business of Southern Foods Group, Inc. ("SFG Inc.") in December 1994. SFG Inc. was formed in 1987 for the purpose of acquiring dairy companies in the Southern United States.

    The dairy businesses owned by SFG have produced premium quality dairy products for over 50 years. These dairies process and distribute fluid milk products, cultured products, ice cream products and fruit juices and drinks under proprietary brand names, third party labels and private labels. SFG's brand names include Schepps, Oak Farms, Meadow Gold, Mountain High, Viva, Foremost, Flav-O-Rich, Borden, Barbe's Dairy and Brown's Velvet Dairy. These brand names are widely recognized in their respective markets. The Partnership also distributes branded dairy products under various third party labels, as well as other dairy related products such as cheese, eggs, butter, margarine and non-dairy creamers.

Recent Developments

    In July 1998, the Partnership acquired the dairy and juice processing operations of Excelsior Dairy in Hawaii for approximately $2.7 million in cash. Additionally, in August 1998, the Partnership acquired the milk processing plant and distribution operations located in Huntsville, Alabama formerly owned by Barber Dairies, Inc. from Dean Foods Company for cash consideration of approximately $3.5 million. The Excelsior Dairy operations were consolidated into existing processing operations in Hawaii, while the Huntsville, Alabama plant is now operated under the Meadow Gold brand.

    In September 1997, Dairy Farmers of America, Inc. ("DFA"), a partner in the Partnership, acquired Borden/Meadow Gold Dairies Holdings, Inc. ("Holdings"), a subsidiary comprising the fluid milk operations of Borden, Inc. for $380 million. Holdings owned 1) the Meadow Gold Dairy operations located primarily in the Western United States and Hawaii and 2) other dairies in Texas, Louisiana and New Mexico (the "Borden Dairies") that manufacture and sell dairy products primarily under Borden trademarks. This acquisition was partially funded through new senior term debt (the "Senior Bank Facilities") obtained by DFA from a syndicate of lenders led by The Chase Manhattan Bank. Certain of these assets and liabilities, consisting of the operations of Meadow Gold, were then contributed to the Partnership. In conjunction with the Meadow Gold contribution, the Partnership assumed the Senior Bank Facilities and issued non-voting, limited partner preferred interests ("Preferred Interests") to DFA with a stated amount and fair value of $90 million. The fair value of the net assets contributed to the Partnership was $265 million, including property, plant and equipment of $114 million and goodwill of $170 million.

    Concurrent with these transactions, the Partnership acquired the license to use certain trademarks owned by Borden (the "Borden Trademarks") for $55 million and repaid the Partnership's existing bank debt and related party notes of approximately $92 million. The acquisition of the Borden Trademarks and the repayment of debt was funded through the issuance of $150 million of senior subordinated notes (the "Notes") and an equity contribution of $45 million from Mid-Am Capital, L.L.C., an affiliate of DFA, for Preferred Interests. The remaining proceeds, along with proceeds from the Senior Bank Facilities, were used to purchase the trademarks used by Meadow Gold (the "Meadow Gold Trademarks") from an affiliate of DFA for $50 million. The results of Meadow Gold are included in the Partnership's financial statements from September 4, 1997, the date of contribution.

    The license to use the Borden Trademarks (the "Borden License") grants to the Partnership the right to process, sell and distribute milk and certain other dairy products under the Borden and Elsie and related trademarks in all 50 of the United States and to sell and distribute such products in Mexico. The Borden License is subject to existing licenses which were assigned, along with related royalties, to the Partnership. In conjunction with the Borden Acquisition, Milk Products LLC ("Milk Products"), an unrelated entity, purchased the Borden Dairies from DFA and received a royalty-free sublicense to use the Borden Trademarks primarily in Texas, Louisiana and New Mexico. The terms of this sublicense are essentially the same as the Borden License. The purchase price allocated to the Borden Trademarks of $55 million does not include any value associated with the sublicense to Milk Products.

    Other 1997 activities include the March 1997 acquisition of Land-of-Pines Dairy for approximately $4.9 million, and the contribution of the operations of Barbe's Dairy to the Partnership by DFA in February 1997 in exchange for $8.2 million of Preferred Interests. Barbe's Dairy has continued as a dairy processing facility, while production and routes from Land-of-Pines Dairy have been consolidated into other processing and distribution facilities.

Overview of the Dairy Industry

    Management considers the Partnership's operations to comprise one segment, dairy processing, which is characterized as a mature industry. Generally flat demand for fluid milk has resulted in an emphasis on the development of more efficient manufacturing processes. In order for processors to achieve economies of scale, high volume production has become increasingly important in dairy operations. As a result, the industry has continued a trend of consolidation in recent years and larger, regional dairy processors have emerged.

    The demand for fluid milk has been generally flat over the past several years, with declines in per capita consumption largely offset by population growth. Although milk demand as a whole has remained fairly stable, changes in the mix of fluid milk products have occurred as demand has increased for products with lower fat content and decreased for products with higher fat content.

    Raw milk is generally the most significant raw material in a dairy processing operation. The price of raw milk purchased by dairy processors is determined based on a combination of factors including supply and demand and federal and state regulations. The federal government regulates raw milk pricing through federal market orders and price support programs, and state governments can regulate raw milk pricing by establishing their own market order programs or by forming compacts with other states that establish minimum prices for raw milk.

    The USDA has proposed new rules for the federal milk marketing program which have been published for public comment. The comment period expired April 30, 1998, and the new regulations are currently scheduled to be released by April 4, 1999. In addition, certain states have formed or are in the process of attempting to form regional milk-price compacts designed to ensure that cheaper milk from other regions does not undercut local producers' prices, which may result in higher milk prices than the federally mandated minimum prices. While management does not believe that these matters should have a material adverse effect on the Partnership's business, neither the final form of any new federal regulations or existence or location of any additional state compacts nor the effect of such matters on the Partnership can be predicted with any certainty.

Products

    The Partnership processes a variety of dairy products, fruit juices and drinks. The Partnership's product mix is heavily weighted towards fluid milk, which includes products such as fresh packaged milk and chocolate milk in whole, reduced fat and fat-free varieties, buttermilk, half-and-half and whipping cream. The Partnership also processes cultured products such as cottage cheese, sour cream and yogurt, and ice cream products such as ice cream and ice cream mixes and novelties. The Partnership sells these products under its branded labels, private labels and various third party labels. In addition to the products processed by the Partnership, the Partnership distributes a wide range of dairy and dairy related products produced by third parties.

Customers and Distribution

    SFG's customer base includes retail accounts, such as supermarkets and convenience stores, and food service accounts, such as restaurants, hotels, schools and hospitals. SFG sells products through its own sales force, while independent distributors are also utilized mostly in rural areas. SFG processes its products in 27 dairy processing plants and distributes its products from those plants and from numerous distribution facilities. The Partnership delivers products primarily through its own fleet directly to customers. The dairy industry is somewhat seasonal in nature in that sales of fresh milk products somewhat decline in summer months as a result of decreased school milk sales, offset by increased sales of ice cream. During 1998, Albertson's, Inc. contributed approximately 13% to the Partnership's net sales and was the only customer which accounted for more than 10% of net sales.

Raw Materials

    Raw Milk. The most significant raw material used in the Partnership's operations is raw milk. Effective January 1, 1998, the Partnership entered into an agreement with DFA pursuant to which SFG has agreed to source most of its raw milk from DFA. Prices charged to the Partnership by DFA under the supply arrangement are at competitive market prices. The agreement is initially for a term of one year and thereafter may be canceled on 12 months' notice. The Partnership does not anticipate a shortage in the availability of raw milk for processing.

    Crates, Packaging and Other Materials. Other production materials such as juice concentrates, sweeteners, flavorings and various packaging supplies, including milk crates, are purchased from numerous sources. The Partnership also purchases resins for blowmolding into plastic containers. The Partnership is not dependent upon any single supplier for such commodities.

Trademarks

     The Partnership owns and has filed for a number of registered United States trademarks. The Partnership is also licensed to use trademarks owned by other parties on certain dairy products.

    The Partnership has significant investments in the Meadow Gold and Borden Trademarks. The Partnership owns the Meadow Gold trademarks. The use of the Borden Trademarks are subject to the Borden License, which has an initial term of five years, but will be automatically renewed for unlimited five-year periods subject to the Partnership remaining in compliance with the terms of the license. The Partnership expects to benefit from this license over a period not less than the 40 year amortization period. However, if the license were to be terminated, the Partnership would record a charge to earnings in the period the decision to terminate the license occurred equal to the amount of the unamortized intangible asset, which was $53.2 million at December 31, 1998. The terms of the license agreement require the Partnership to maintain standards of appearance and quality of the Borden Trademarks and the related products.

    Management is not aware of any facts that would materially adversely impact continuing use of the trademarks and tradenames currently utilized by the Partnership.

Competition

     The Partnership's processing and distribution businesses are subject to competition from other regional dairy processors and from large national food service distributors that also operate in the markets served by the Partnership. Competition in these businesses is based primarily upon service, price, brand recognition, quality and breadth of product line. Management believes that its competetive strengths are customer service, strong brand recognition and its experienced management team. Notwithstanding these strengths, the Partnership faces increased competition from the fact that the dairy processing industry has excess capacity and has been in the process of consolidation due to limited growth in the demand for fresh milk products, more efficient processing techniques and the operation by large grocery retailers of captive dairy product processing plants.

Employees

     As of March 15, 1999, the Partnership employed approximately 5,100 people, of whom approximately 10% are supervisory level employees. Approximately 32% of employees are members of collective bargaining units, including units of the International Brotherhood of Teamsters. The Partnership's management considers its relations with employees to be good and believes that its employees are a key element to the continuing success of the Partnership.
The Partnership has never experienced a work stoppage.

Regulatory and Environmental

     Public Health. As a processor and distributor of food products, the Partnership is subject to the Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder by the FDA, which govern the manufacture, labeling, packaging and safety of food. The FDA specifies good manufacturing practices regulations, the standards of identity for certain foods, and the format and content of food product labels.

     In addition, the FDA enforces the Public Health Service Act and related regulations, which are designed to prevent the introduction, transmission or spread of communicable diseases. These regulations require, for example, pasteurization of milk and milk products. The Partnership's products and facilities are subject to inspections by the FDA and USDA and by various state agencies. The Partnership and its products are also subject to similar state and local regulation and inspection.

     Environmental Matters. The Partnership's operations and properties are subject to extensive regulation pursuant to environmental laws, particularly those governing the management, release and disposal of hazardous substances. Ammonia, a refrigerant used extensively in the Partnership's operations, is considered an "extremely" hazardous substance pursuant to federal environmental law due to its toxicity. Wastewater discharges from the Partnership's processing plants are typically subject to sewer use ordinances, pretreatment regulations and permit requirements imposed by the municipalities that receive and treat the plants' wastewater. In addition, many of the Partnership's owned and leased facilities, particularly those that provide maintenance services for truck fleets, store hazardous substances (e.g., gasoline, diesel fuel and used motor oil) in aboveground or underground storage tanks. In addition to ammonia, the Partnership's facilities utilize a variety of other hazardous substances in the ordinary course of business.

     The Partnership believes that it is in compliance in all material respects with all applicable environmental laws. To date, compliance with such requirements has not had a material adverse impact on the Partnership's capital expenditures, earnings or competetive position.

Uncertainties and Disclosure Regarding Forward-Looking Statements

     Certain statements in this report are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward looking statements include all statements other than those of historical fact. Those statements may be found in the Partnership's Business description, in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Quantitative and Qualitative Disclosures About Market Risk. These statements involve risks and uncertainties which may cause actual results to differ materially from the forward looking statements. Among the risks or uncertainties faced by the Partnership are heightened competition, including specifically the intensification of price competition; adverse state and federal legislation and regulation; loss of key executives; general economic and business conditions if they are less favorable than expected; unanticipated changes in industry trends; the ability of the Partnership to sustain, manage or forecast its growth; the entry of new competitors and the development of new products or services by new and existing competitors; failure to obtain new customers or failure to retain existing customers; the inability to carry out marketing and sales plans; the loss of significant suppliers; business disruptions; changes in business strategy or development plans; liability and other claims asserted against the Partnership; the ability to attract and retain qualified personnel; and other statements made in this report may include additional factors which could adversely impact the Partnership's business and financial performance. Moreover, the Partnership operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Partnership's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward looking statements. Given these risks and uncertainties, undue reliance should not be placed on forward looking statements as a prediction of actual results.

ITEM 2.  PROPERTIES.

     The Partnership operates a total of 27 processing facilities in 12 states. All of these plants produce fluid milk except for the facilities in Des Moines, Orem and Perry, which only produce ice cream. The following table provides additional information regarding the Partnership's processing facilities:

                                                                     OWNED/
                                                                    LEASED
                                                                    ------
           Dallas, TX (Schepps Dairy)...................             Owned
           Houston, TX..................................             Owned
           Dallas, TX (Oak Farms Dairy).................             Owned
           Salt Lake City, UT...........................            Leased
           San Antonio, TX..............................             Owned
           Boise, ID....................................             Owned
           Shreveport, LA...............................             Owned
           Englewood, CO................................             Owned
           Tulsa, OK....................................            Leased
           Lincoln, NE..................................            Leased
           New Orleans, LA..............................             Owned
           Greeley, CO..................................             Owned
           Waco, TX.....................................             Owned
           Delta, CO....................................             Owned
           Canton, MS...................................            Leased
           Great Falls, MT..............................             Owned
           Pocatello, ID................................            Leased
           Westwego, LA.................................             Owned
           Des Moines, IA...............................             Owned
           Honolulu, HI.................................            Leased
           Billings, MT.................................             Owned
           Kalispell, MT................................             Owned
           Perry, IA....................................             Owned
           Orem, UT.....................................             Owned
           Hilo, HI.....................................            Leased
           Huntsville, AL...............................             Owned
           Puhi, HI.....................................            Leased

     Each of the Partnership's processing facilities serves as a distribution facility. The Partnership also has numerous distribution branches located throughout its service area, some of which are owned and some of which are leased. The Partnership considers its properties suitable and adequate for the conduct of its business.

     The Partnership's corporate offices are located in owned property at 3114
S. Haskell in Dallas, Texas.

ITEM 3.  LEGAL PROCEEDINGS.

     The Partnership is party to certain litigation in the normal course of business. Management does not believe the outcome of any of these proceedings will materially affect the Partnership's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     Not Applicable.

ITEM 6.   SELECTED FINANCIAL DATA

                       SELECTED HISTORICAL FINANCIAL DATA

    The following selected financial data of the Partnership for the period from February 17, 1994 through December 31, 1994 and for the four years in the period ended December 31, 1998 are derived from the Partnership's audited historical financial statements. The table also sets forth selected financial data for the period from January 1, 1994 to February 16, 1994, which has been derived from the unaudited historical financial statements of SFG Inc, the predecessor to the Partnership. The selected financial data below should be read in conjunction with Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements and notes thereto included in Item 8 of this Form 10-K.

                                              SFG                                       SFG, Inc (a).
                           -----------------------------------------                   ---------------
                                                                        February 17      January 1
                                    Year Ended December 31,           to December 31,  to February 16,
                            1998(b)    1997(b)     1996       1995         1994             1994
                           --------   --------   --------   --------  ---------------  ---------------
STATEMENT OF
   INCOME DATA:
   Net sales ...........   $1,158.3   $  741.0   $  551.6   $  475.2     $  387.5     $   55.6
   Gross profit ........      279.2      193.8      126.6      115.6         91.4         12.4
   Selling, distribution
     and general and
     administrative ....      209.0      140.4      100.2       89.7         72.3         15.6
   Interest expense ....       31.4       16.5        7.6        9.1          8.3          0.6
   Net income (loss) ...       25.4       26.1       11.5       10.1          4.3         (2.4)
BALANCE SHEET DATA:
   Total assets ........   $  661.4   $  646.3   $  182.5   $  177.7     $  181.7     $   96.4
   Total indebtedness ..      314.2      346.7       96.0      103.2        120.8         43.1

----------

(a) Due to a change in the basis of accounting for net assets of SFG at February 17, 1994 and to related financing activity associated with the purchase of an interest in SFG Inc. by DFA and certain affiliates, the financial results for the period from January 1, 1994 through February 16, 1994 and for the period from February 17, 1994 through December 31, 1994 include components, such as interest expense, amortization of goodwill and income taxes, which are not comparable between periods. SFG, Inc. was subject to income taxes, but SFG, as a partnership, is not subject to income taxes. Additionally, the total of the operations for the period from January 1, 1994 through February 16, 1994 for SFG Inc. and for the period from February 17, 1994 through December 31, 1994 for the Partnership are not necessarily comparable to financial information of the Partnership for the four years in the period ended December 31, 1998.

(b) Results for the year ended December 31, 1998 and 1997 are not necessarily comparable to prior periods as Meadow Gold's operations are included in the consolidated results from September 4, 1997, the date of the Meadow Gold contribution.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    This discussion and analysis should be read in conjunction with the historical financial statements of the Partnership and the notes thereto included in Item 8 of this Form 10-K.

HISTORICAL RESULTS OF OPERATIONS

    The comparability of the results of operations for the three years in the period ended December 31, 1998 is significantly impacted by the acquisitions of the Excelsior Dairy and Meadow Gold Huntsville operations in 1998, the acquisition of the dairy operations of Land-of-Pines Dairy in 1997, and the 1997 contributions of the Meadow Gold and Barbe's Dairy operations to the Partnership by DFA. See Item 1 - "Business" and the historical financial statements of the Partnership included in Item 8 of this Form 10-K for further information on these transactions.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

    The Partnership's net sales were $1,158.3 million for the year ended December 31, 1998, an increase of $417.3 million over the prior year. The operations of Meadow Gold contributed $351.5 million to this increase. Excluding the results of Meadow Gold, net sales for the year ended December 31, 1998 increased 11%, due primarily to an increase in volumes as a result of the Excelsior Dairy and Meadow Gold Huntsville acquisitions, along with an increase in milk prices due to an increase in raw milk costs over the prior year. Sales also increased due to growth in SFG's existing and new customer base.

    The Partnership's gross profit was $279.2 million for the year ended December 31, 1998, an increase of $85.4 million over the prior year. Meadow Gold contributed $74.3 million to this increase. The remaining increase is due primarily to the increase in net sales.

    The Partnership's selling, general and administrative expenses of $209.0 million for the year ended December 31, 1998 were $68.6 million higher than in the prior year. The increase is attributable primarily to the addition of the Meadow Gold operations combined with the general increase in selling activity.

    Amortization of goodwill and other intangible assets increased to $14.9 million for the year ended December 31, 1998 from $11.9 million in the prior year. This increase is due primarily to the amortization of goodwill, trademarks and other intangible assets related to the Meadow Gold transactions.

    Interest expense increased significantly to $31.4 million for the year ended December 31, 1998 compared to $16.5 million in the prior year. This increase is due to higher average outstanding debt balances as a result of the Meadow Gold transactions as well as higher interest rates under the Notes.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

    The Partnership's net sales were $741.0 million for the year ended December 31, 1997, an increase of $189.3 million over the prior year. The operations of Meadow Gold contributed $149.8 million to this increase. Net sales also increased due to the acquisitions of Barbe's Dairy and Land-of-Pines Dairy, as well as growth in SFG's existing customer base as large customers continued to expand operations and open new stores. These increases were partially offset by a decline in raw milk costs and therefore the prices charged to customers.

    The Partnership's gross profit was $193.8 million for the year ended December 31, 1997, an increase of $67.2 million over the prior year. Meadow Gold contributed $33.9 million to this increase. Gross profit also increased due to the addition of the operations of Barbe's Dairy and Land-of-Pines Dairy, as well as from the general increase in sales. The gross margin percentage increase is a result of the Partnership's ability to recover raw milk cost changes combined with processing efficiencies from higher production volumes, as well as improved results at two of SFG's smaller plants resulting from management changes and capital improvements.

    The Partnership's selling, distribution and general and administrative expenses of $140.4 million for the year ended December 31, 1997 were $40.2 million higher than the prior year. This increase is primarily attributable to the addition of the Meadow Gold operations, which contributed $29.3 million to this increase. The increase is also attributable to the addition of the operations of Barbe's Dairy and an increase in distribution costs to support the higher level of sales.

    Amortization of goodwill and other intangible assets increased to $12.0 million for the year ended December 31, 1997 as compared to $7.7 million for the prior period. This increase is due to higher amortization of goodwill, trademarks and other intangible assets resulting from the Meadow Gold, Barbe's Dairy and Land-of-Pines Dairy transactions.

    Interest expense increased to $16.5 million for the year ended December 31, 1997 as compared to $7.6 million for the prior year due to higher average outstanding debt balances as a result of the Meadow Gold transactions, as well as higher weighted average interest rates under the Notes and Senior Bank Facilities.

LIQUIDITY AND CAPITAL RESOURCES

    Cash provided by operating activities of $66.8 million for the year ended December 31, 1998 was $23.1 million higher than the prior year, due primarily to the addition of the Meadow Gold operations. Cash and cash equivalents on hand at December 31, 1998 were $8.8 million compared to $4.7 million at December 31, 1997.

    Cash used in investing activities during 1998 consists of $6.2 million for the acquisitions of the Excelsior Dairy and Meadow Gold Huntsville operations, combined with $18.0 million for additions to property, plant and equipment. Cash used in investing activities for the year ended December 31, 1997 of $125.1 million is primarily the result of the acquisitions of the Meadow Gold Trademarks and the Borden License for aggregate consideration of $105.0 million. Cash used for acquisitions during the year ended December 31, 1997 also includes amounts paid for Land-of-Pines Dairy along with transaction fees related to the Meadow Gold transactions. Cash used for additions to property, plant and equipment was $12.1 million in 1997.

    In 1998, the Partnership repaid $40.5 million in long-term debt, including the repurchase of $19.2 million of Notes. The Partnership also made tax payment distributions of $3.3 million and cash distributions for return on preferred interests of $2.4 million in 1998. Balances outstanding under the Partnership's revolving credit facility increased by $7.7 million in 1998.

    SFG's total debt at December 31, 1998 was $314.2 million, compared to $346.7 million at December 31, 1997. The $130.8 million of Notes which remain outstanding bear interest at a rate of 9 7/8%, payable semi-annually beginning March 1, 1998, and mature September 1, 2007. The Term Loans consist of borrowings under two tranches which bear interest at variable rates. These weighted average rates were 7.3% and 8.3% for Tranche A and Tranche B, respectively, at December 31, 1998. SFG had $22.0 million of borrowings and $2.0 million of letters-of-credit outstanding against its $60.0 million revolving credit facility, leaving available borrowings of $36.0 million at December 31, 1998. The weighted average interest rate on borrowings outstanding under the revolving credit facility was 8.5% at December 31, 1998.

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

    In January 1998, in order to fix the interest rates on the majority of the Partnership's bank debt, the Partnership entered into various interest rate swap agreements. The fixed LIBOR rate under these agreements ranges between 5.565% and 5.63%. These agreements have an aggregate initial notional amount of $127 million, which declines annually over a five-year period to a final aggregate notional amount of $23 million, and are cancellable at the counterparty's option at the end of three or four years, based on the individual agreement. The Partnership also has an interest rate collar with a notional amount of $28.0 million and a LIBOR rate cap of 7% and a floor of 5.65%. This agreement expires in October 2000. At December 31, 1998, the Partnership would have had to pay approximately $1.5 million to terminate these agreements based on quotes from the counterparties.

    Interest payments on the Notes and on the Senior Bank Facilities represent significant liquidity requirements for SFG. SFG anticipates that the Notes will require annual interest payments of approximately $12.9 million and the Senior Bank Facilities will require substantial interest payments based on the unamortized loan balance and variable interest rates in effect (approximately $14.5 million annually based on December 31, 1998 balances and applicable interest rates). In addition to its debt service obligations, SFG will require liquidity for capital expenditures and working capital needs. Management believes that the cash flow generated from its operations, together with amounts available under the Revolving Credit Facility, should be sufficient to fund its debt service requirements, working capital needs, anticipated capital expenditures and other operating expenses. SFG's future operating performance and ability to service or refinance the Notes and to extend or refinance the Senior Bank Facilities will be subject to future economic conditions and to financial, business and other factors, many of which are beyond SFG's control.

    The Senior Bank Facilities and the Notes impose restrictions on SFG's ability to make capital expenditures and limit SFG's ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of SFG, could limit SFG's ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business or acquisition opportunities. The covenants contained in the Senior Bank Facilities and the Notes also, among other things, limit the ability of SFG to dispose of assets, repay indebtedness or amend other debt instruments, pay distributions, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances and make acquisitions.

    The USDA has proposed new rules for the federal milk marketing program which have been published for public comment. The comment period expired April 30, 1998, and the new regulations are currently scheduled to be released by April 4, 1999. In addition, certain states have formed or are in the process of attempting to form regional milk-price compacts designed to ensure that cheaper milk from other regions does not undercut local producers' prices, which may result in higher milk prices than the federally mandated minimum prices. While management does not believe that these matters should have a material adverse effect on the Partnership's business, neither the final form of any new federal regulations or existence or location of any additional state compacts nor the effect of such matters on the Partnership can be predicted with any certainty.

    During 1998, the Partnership repurchased $19.2 million of the original $150 million of Notes. At management's discretion and as allowed under the Partnership's credit facilities, the Partnership may make additional repurchases of Notes from time to time. At present, there are no current plans to purchase additional Notes.

    SFG is involved in certain threatened and pending legal proceedings in the ordinary course of business. Although neither the outcome of these proceedings nor the effect of such outcome can be predicted with certainty, in the opinion of management, the outcome of these matters should not have a material adverse effect on the financial condition or results of operations of SFG.

YEAR 2000 ISSUES

     The information provided below constitutes a "Year 2000 Readiness Disclosure" for purposes of the Year 2000 Information and Readiness Disclosure Act.

     The Partnership is continuing the process of conducting an internal review of its computer systems to identify systems that could be affected by the "Year 2000" issue. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Partnership's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations.

     The Partnership's initiatives to minimize failures of its electronic systems to process date sensitive information in the Year 2000 and beyond include efforts to identify all mission critical information technology (IT) systems, such as financial and distribution applications, and non-IT systems such as plant production systems, and remediate those systems which are non-compliant. Identification of IT systems includes taking an inventory of all mission critical computer hardware and software and testing these systems for Year 2000 compatability. Those systems that are not Year 2000 compliant will be repaired or replaced as necessary. The Partnership's Year 2000 initiatives also include identifying critical vendors and communicating with those vendors regarding their Year 2000 readiness. These initiatives are underway. Additionally, remediation efforts have been undertaken on systems that have been identified as non-compliant. Utilizing internal resources to identify and assess needed Year 2000 remediation, the Partnership currently anticipates that its Year 2000 identification, assessment, remediation and testing efforts will be completed by December 31, 1999.

     The Partnership has begun, but not yet completed, a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Partnership and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. The Partnership faces the risk that third-parties which the Partnership relies upon for products or services will not be Year 2000 ready. Services provided by these parties include power, telecommunications and public utilities. Products include raw materials used in the processing or distribution of the Partnership's products. The Partnership will also be reliant upon the proper functioning of its banks for cash management services, and customers must be able to receive products and process information for invoicing and payment. A failure in any of these areas by third parties could result in the Partnership's inability to process and deliver its products to customers, or to exchange information required for the Partnership to receive or make payments. The Partnership also faces the risk that third parties could confirm their systems or products as being Year 2000 ready when they actually are not. The Partnership continues the process of identifying these risks and will include, where possible, mitigation of these risks in its contingency plan, which should be substantially completed by the end of the second quarter of 1999.

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

     Even if the Partnership acts in a timely manner to complete all of its assessments and identify, develop and implement remediation plans believed to be adequate, some problems may not be identified or corrected in time to prevent material adverse consequences to the Partnership. The discussion above regarding estimated completion dates, costs, risks and other forward looking statements regarding Year 2000 is based on the Partnership's best estimates given information that is currently available, and is subject to change. As the Partnership continues to progress with its Year 2000 initiatives, it may discover that actual results will differ materially from these estimates.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    In its normal operations, the Partnership has market risk exposure to interest rates due to its interest bearing debt obligations, which were entered into for purposes other than trading purposes. To manage its interest rate exposure, the Partnership has utilized the interest rate collars and swap agreements described in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

    The Partnership has performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates applied to the interest rate collars and swap agreements and exposures described above. As of December 31, 1998, the analysis indicated that such interest rate movement would not have a material effect on the Partnership's financial position, results of operations or cash flows. However, actual gains and losses in the future may differ materially from that analysis based on changes in the timing and amount of interest rate movements and the Partnership's actual exposure and hedges.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                             PAGE
                                                                                                             ----
        SOUTHERN FOODS GROUP, L.P.
           Report of Independent Accountants........................................................          15
           Consolidated Balance Sheets as of December 31, 1998 and 1997.............................          16
           Consolidated Statements of Income for the three years in the period ended
             December 31, 1998,.....................................................................          17
           Consolidated Statements of Partners' Equity for the three years in the period ended
             December 31, 1998......................................................................          18
           Consolidated Statements of Cash Flows for the three years in the period ended
             December 31, 1998......................................................................          19
           Notes to the Consolidated Financial Statements...........................................          20

           Financial Statement Schedule:
             Schedule IX Valuation and Qualifying Accounts..........................................          32

                               REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of Southern Foods Group, L.P.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Southern Foods Group, L.P. and its subsidiary at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Dallas, Texas
March 5, 1999

                           SOUTHERN FOODS GROUP, L.P.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                            DECEMBER 31,
                                                                        1998         1997
                                                                      ---------    ---------
                                     ASSETS
             Current assets:
               Cash ...............................................   $   8,827    $   4,747
               Accounts receivable, net ...........................      92,209       77,987
               Inventories ........................................      34,205       30,548
               Prepaid expenses and other assets ..................       4,846        2,947
                                                                      ---------    ---------
                       Total current assets .......................     140,087      116,229
                                                                      ---------    ---------
             Property, plant and equipment, at cost:
               Land ...............................................      29,774       30,678
               Buildings and improvements .........................      45,426       39,931
               Machinery and equipment ............................     129,441      114,424
               Vehicles ...........................................       8,956        9,351
                                                                      ---------    ---------
                                                                        213,597      194,384
               Less: Accumulated depreciation and amortization ....     (37,312)     (20,321)
                                                                      ---------    ---------
                                                                        176,285      174,063
                                                                      ---------    ---------
             Goodwill, net ........................................     229,512      238,323
             Trademarks, net ......................................     101,529      104,154
             Deferred financing costs, net ........................      11,929       11,714
             Other assets .........................................       2,066        1,830
                                                                      ---------    ---------
                       Total assets ...............................   $ 661,408    $ 646,313
                                                                      =========    =========

                        LIABILITIES AND PARTNERS' EQUITY

             Current liabilities:
               Accounts payable ...................................   $  46,464    $  27,396
               Raw milk accrual ...................................      32,035       25,511
               Accrued expenses ...................................      47,845       45,668
               Current portion of long-term debt ..................         600          777
                                                                      ---------    ---------
             Total current liabilities ............................     126,944       99,352
                                                                      ---------    ---------

             Long-term debt .......................................     313,608      345,914
             Other long-term liabilities ..........................      10,784       10,668

             Commitments and contingencies (Note 9)

             Partners' equity:
               Limited partner preferred, stated amount of $264,024
                and $238,671, respectively ........................     201,514      176,199
               Limited partner common .............................       8,139       13,771
               General partner common .............................         419          409
                                                                      ---------    ---------
                                                                        210,072      190,379
                                                                      ---------    ---------
                         Total liabilities and partners' equity ...   $ 661,408    $ 646,313
                                                                      =========    =========


   The accompanying notes are an integral part of these financial statements.

                           SOUTHERN FOODS GROUP, L.P.

                        CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                           FOR EACH OF THE YEARS ENDED
                                                  DECEMBER 31,
                                    -----------------------------------------
                                        1998           1997           1996
                                    -----------    -----------    -----------
Net sales .......................   $ 1,158,256    $   740,983    $   551,636
Cost of sales ...................       879,041        547,182        425,079
                                    -----------    -----------    -----------

                                        279,215        193,801        126,557
                                    -----------    -----------    -----------

Selling, distribution and general
  and administrative expenses ...       209,003        140,429        100,192
Amortization of goodwill and
  other intangible assets .......        14,942         11,950          7,658
                                    -----------    -----------    -----------

Income from operations ..........        55,270         41,422         18,707

  Interest expense ..............        31,446         16,500          7,640
  Other income, net .............        (1,565)        (1,174)          (480)
                                    -----------    -----------    -----------

Net income ......................   $    25,389    $    26,096    $    11,547
                                    ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                           SOUTHERN FOODS GROUP, L.P.

                   CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
                                 (IN THOUSANDS)

                                                      FOR EACH OF THE YEARS ENDED
                                                     DECEMBER 31, 1998, 1997 AND 1996
                                             ------------------------------------------------
                                             Preferred            Common
                                             ---------    ----------------------
                                              Limited      General      Limited
                                              Partner      Partner      Partner        Total
                                             ---------    ---------    ---------    ---------
  Partners' equity, January 1, 1996 ......   $      --    $     351    $  41,989    $  42,340
   Partner contributions .................                                    15           15
   Partner distributions .................                                (9,069)      (9,069)
   Net income ............................                      115       11,432       11,547
                                             ---------    ---------    ---------    ---------
  Partners' equity, December 31, 1996 ....          --          466       44,367       44,833
   Conversion of common
     equity to preferred .................      20,275                   (20,275)          --
   Partner contributions .................     143,000           62        6,341      149,403
   Partner distributions .................                     (251)     (29,702)     (29,953)
   Net income ............................      12,924          132       13,040       26,096
                                             ---------    ---------    ---------    ---------
  Partners' equity, December 31, 1997 ....     176,199          409       13,771      190,379
   Conversion of common
     equity to preferred .................       3,303                    (3,303)          --
   Partner distributions .................      (2,386)           -       (3,310)      (5,696)
   Net income ............................      24,398           10          981       25,389
                                             ---------    ---------    ---------    ---------
  Partners' equity, December 31, 1998 ....   $ 201,514    $     419    $   8,139    $ 210,072
                                             =========    =========    =========    =========

   The accompanying notes are an integral part of these financial statements.

                           SOUTHERN FOODS GROUP, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                     FOR EACH OF THE YEARS ENDED
                                                                             DECEMBER 31,
                                                                   1998         1997         1996
                                                                ---------    ---------    ---------
Cash flows from operating activities:
   Net income ...............................................   $  25,389    $  26,096    $  11,547
Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation ............................................      18,614        9,769        5,652
    Amortization ............................................      16,456       12,829        8,165
    Interest added to long-term debt ........................                                 3,208
    Change in assets and liabilities, net of
      effects of business acquisitions:
      (Increase) decrease in accounts receivable ............     (14,222)      (3,682)      (3,700)
      (Increase) decrease in inventories ....................      (3,656)        (869)        (658)
      (Increase) decrease in prepaid expenses and
        other assets ........................................        (896)         313           96
      Increase (decrease) in accounts payable and
        accrued expenses ....................................      25,123         (708)       8,933
                                                                ---------    ---------    ---------
         Net cash provided by operating activities ..........      66,808       43,748       33,243
                                                                ---------    ---------    ---------
Cash flows from investing activities:
  Purchase of trademarks ....................................                 (105,000)
  Business acquisitions, net of cash acquired ...............      (6,161)      (8,851)      (5,998)
  Additions to property, plant and equipment ................     (17,977)     (12,123)      (7,167)
  (Increase) decrease in other assets .......................         568          894           74
                                                                ---------    ---------    ---------
         Net cash used in investing activities ..............     (23,570)    (125,080)     (13,091)
                                                                ---------    ---------    ---------
Cash flows from financing activities:
  Borrowings on long-term debt ..............................                  255,000        6,000
  Repayments on long-term debt ..............................     (40,524)    (149,706)     (16,820)
  Borrowings on related party notes payable .................                   20,490
  Repayments on related party notes payable .................                  (54,914)
  Net borrowings (repayments) - revolving credit facility ...       7,700        4,100          400
  Borrowings - short-term debt ..............................         575
  Repayments - short-term debt ..............................        (234)
  Payment of deferred financing costs .......................        (979)     (12,141)
  Partner contributions - preferred equity ..................                   45,000
  Partner distributions - preferred equity ..................      (2,386)
  Partner contributions - common equity .....................                    6,208           15
  Partner distributions - common equity .....................      (3,310)     (29,953)      (9,069)
                                                                ---------    ---------    ---------
        Net cash provided by (used in) financing activities .     (39,158)      84,084      (19,474)
                                                                ---------    ---------    ---------
Net increase in cash ........................................       4,080        2,752          678
Cash at beginning of period .................................       4,747        1,995        1,317
                                                                ---------    ---------    ---------
Cash at end of period .......................................   $   8,827    $   4,747    $   1,995
                                                                =========    =========    =========
Supplemental information:
Interest paid ...............................................   $  30,818    $  10,248    $   4,901
                                                                =========    =========    =========
Noncash investing and financing activities
Meadow Gold contribution:
        Net assets contributed ..............................                  265,000
        Term debt assumed ...................................                 (175,000)
        Preferred equity interests issued ...................                  (90,000)
                                                                             ---------
                                                                                    --
                                                                             =========
Barbe's Dairy contribution:
        Net assets contributed ..............................                    8,000
        Preferred equity interests issued ...................                   (8,000)
                                                                             ---------
                                                                                    --
                                                                             =========

   The accompanying notes are an integral part of these financial statements.

                           SOUTHERN FOODS GROUP, L.P.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1. THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

    Southern Foods Group, L.P. ("SFG" or the "Partnership") owns 27 facilities which process and distribute fluid milk products, cultured products, ice cream products, fruit juices and drinks and other dairy related products. The majority of SFG's sales are from fluid milk products, which include fresh packaged milk and chocolate milk in whole, reduced fat and fat-free varieties, whipping cream, half-and-half and buttermilk. These products are produced and marketed primarily under the Schepps, Oak Farms, Meadow Gold, Mountain High, Viva, Foremost, Flav-O-Rich, Borden, Barbe's Dairy and Brown's Velvet Dairy brand names, as well as various private labels. SFG produces cultured products, such as sour cream, cottage cheese and yogurt, as well as ice cream and fruit juices and drinks under its brand names, various private labels and third-party labels. SFG also distributes cultured products, fruit juices and drinks, ice cream products and other dairy related products such as cheese, eggs, butter and non-dairy creamers purchased from third-parties.

    On May 22, 1997, Dairy Farmers of America, Inc., formerly Mid-America Dairymen, Inc. ("DFA"), entered into a stock purchase and merger agreement with Borden, Inc. and an affiliate ("Borden") to acquire the dairy operations of Borden, including Meadow Gold Dairies ("Meadow Gold"), and certain related trademarks (the "Borden Transaction"). This and other related transactions were completed on September 4, 1997. Immediately following the acquisition, DFA, a 50% common equity partner in the Partnership, contributed the dairy operations of Meadow Gold to the Partnership. Details of these and other related transactions are further described in Note 2.

ACCOUNTING POLICIES

Basis of Accounting

    The accompanying consolidated financial statements include the accounts of the Partnership and its wholly-owned subsidiary, SFG Capital Corporation. SFG Capital Corporation has no assets, no liabilities, does not conduct any operations and was formed solely to facilitate the issuance of indebtedness for the Partnership.

    The accompanying consolidated financial statements include certain reclassifications to previously reported amounts to conform to current year presentation.

Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

    Revenues on product sales are recognized upon delivery to the customer.

Inventories

    Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out basis.

                           SOUTHERN FOODS GROUP, L.P.

Property, Plant and Equipment

    Depreciation is calculated using the straight-line method of depreciation over the following estimated useful lives:

                                                              YEARS
                                                              -----
          Buildings and improvements................          5-40
          Machinery and equipment...................          2-15
          Vehicles..................................           5-7

    Maintenance and repairs are charged to expense as incurred; renewals and betterments are capitalized and depreciated over the related assets' remaining useful lives. Leasehold improvements are depreciated over the life of the related asset or the lease term, whichever is less.

Goodwill

    Goodwill related to Meadow Gold, which totals approximately $170 million, is amortized using the straight-line method over an estimated useful life of 40 years. Other goodwill is amortized primarily over an estimated useful life of 13 years. Accumulated amortization of goodwill was approximately $41 million and $29 million at December 31, 1998 and 1997, respectively.

Other Intangible Assets

    Trademarks and licenses, net includes the Meadow Gold Trademarks and the licenses to use the Borden Trademarks (see Note 2). The trademarks and licenses are amortized using the straight-line method over their estimated useful lives of 40 years. Deferred financing costs are amortized over the term of the related debt issue using the straight-line method, which approximates the effective interest method. Amortization of deferred financing costs is included in interest expense. Accumulated amortization of trademarks and deferred financing costs were approximately $3.5 million and $1.9 million at December 31, 1998, respectively.

    The license to use the Borden Trademarks is for an initial term of five years, but will be automatically renewed for unlimited five-year periods subject to the Partnership remaining in compliance with the terms of the license. The Partnership expects to benefit from this license over a period not less than the 40 year amortization period. However, if the license were to be terminated, the Partnership would record a charge to earnings in the period the decision to terminate the license occurred equal to the amount of the unamortized intangible asset, which was $53.2 million at December 31, 1998. The terms of the license agreement require the Partnership to maintain standards of appearance and quality of the Borden Trademarks and the related products.

Impairment of Long-Lived Assets

    Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes a comparison of future cash flows expected to be generated by the asset or group of assets with their associated carrying value. If the carrying value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent carrying amount exceeds fair value.

Postretirement Benefits

    Pension plans covering certain employees are funded sufficiently to at least meet minimum funding requirements under applicable law. The Partnership accrues the estimated costs of pension and other retiree benefits during the employees' active service periods.

                           SOUTHERN FOODS GROUP, L.P.

Income Taxes

    The Partnership is not subject to federal and state income taxes. Accordingly, no recognition has been given to income taxes in the accompanying financial statements of the Partnership since the income or loss of the Partnership is to be included in the tax returns of the individual partners.

    The tax attributes of the Partnership's net assets flow directly to each individual partner. Each partner's tax accounting, which is partially dependent upon their individual tax position, may differ from the accounting followed in the financial statements. Accordingly, there could be significant differences between each individual partner's tax basis and their proportionate share of the net assets reported in the financial statements. At December 31, 1998 and 1997, the financial accounting basis of the net assets of the Partnership exceeded its tax basis by approximately $252 million and $267 million, respectively. These differences are related primarily to goodwill, fixed assets and accrued liabilities.

Fair Value of Financial Instruments

    The fair value of the $130.8 million and $150.0 million of senior subordinated notes (See Note 2) that remain outstanding was approximately $137 million and $157 million at December 31, 1998 and 1997, respectively, based on trading as reported by Chase Securities Inc. Management believes the recorded values of all other financial instruments approximate their current fair values as such items are current in nature or generally bear variable interest rates which adjust yield to derive current market value.

Interest Rate Contracts

    Interest rate collar and swap agreements, which are used by the Partnership to hedge interest rate exposure, are accounted for on an accrual basis. Income and expense are recorded in the same category as that arising from the related liability. Amounts to be paid or received under interest rate collar and swap agreements are recognized as an increase or decrease to interest expense in the periods in which they accrue. Management does not believe the Partnership is exposed to significant counterparty credit risk under these contracts.

New Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). This new standard is effective for fiscal years beginning after June 15, 1999 (January 1, 2000 for the Partnership). SFAS 133 requires that all derivative financial instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Partnership has not yet adopted this new standard or completed its evaluation of the impact of such adoption.

2. ACQUISITIONS

    In July 1998, the Partnership acquired the dairy and juice processing operations of Excelsior Dairy in Hawaii for approximately $2.7 million in cash. Additionally, in August 1998, the Partnership acquired the milk processing plant and distribution operations located in Huntsville, Alabama formerly owned by Barber Dairies, Inc. from Dean Foods Company for cash consideration of approximately $3.5 million. The Excelsior Dairy operations were consolidated into existing processing operations in Hawaii, while the Huntsville, Alabama plant is now operated under the Meadow Gold brand. The results of these operations are included in the Partnership's financial statements from the date of acquisition. The purchase price of these acquisitions has been allocated to the assets acquired based on their estimated fair values.

                           SOUTHERN FOODS GROUP, L.P.

    On September 4, 1997, DFA acquired Borden/Meadow Gold Dairies Holdings, Inc. ("Holdings"), a subsidiary comprising the fluid milk operations of Borden, for $380 million (the "Borden Acquisition."). Holdings owned 1) the Meadow Gold dairy operations located primarily in the Western United States and Hawaii and
2) other dairies in Texas, Louisiana and New Mexico (the "Borden Dairies") that manufacture and sell dairy products primarily under the Borden Trademarks. This acquisition was partially funded through new senior term debt (the "Senior Bank Facilities") obtained by DFA from a syndicate of lenders led by The Chase Manhattan Bank. Certain of these assets and liabilities, consisting of the operations of Meadow Gold, were then contributed to the Partnership. In conjunction with the Meadow Gold contribution, the Partnership assumed the Senior Bank Facilities and issued non-voting, limited partner preferred interests ("Preferred Interests") to DFA with a stated amount and fair value of $90 million. The fair value of the net assets contributed to the Partnership was $265 million, including property, plant and equipment of $114 million and goodwill of $170 million.

    Concurrent with the Borden Acquisition, the Partnership acquired the license to use certain trademarks owned by Borden (the "Borden Trademarks") for $55 million and repaid the Partnership's existing bank debt and related party notes of approximately $92 million. The acquisition of the Borden Trademarks and the repayment of debt was funded through the issuance of $150 million of senior subordinated notes (the "Notes") and an equity contribution of $45 million from Mid-Am Capital, L.L.C. , an affiliate of DFA, for Preferred Interests. The remaining proceeds, along with proceeds from the Senior Bank Facilities, were used to purchase the trademarks used by Meadow Gold (the "Meadow Gold Trademarks") from an affiliate of DFA for $50 million. See Note 6 for a discussion of the Senior Bank Facilities and the Notes and Note 10 for a discussion of the Preferred Interests. The results of Meadow Gold are included in the accompanying financial statements from September 4, 1997, the date of contribution.

    The license to use the Borden Trademarks (the "Borden License") grants to the Partnership the right to process, sell and distribute milk and certain other dairy products under the Borden and Elsie and related trademarks in all 50 of the United States and to sell and distribute such products in Mexico. The Borden License is subject to existing licenses which were assigned, along with related royalties, to the Partnership. In conjunction with the Borden Acquisition, Milk Products LLC ("Milk Products"), an unrelated entity, purchased the Borden Dairies from DFA and received a royalty-free sublicense to use the Borden Trademarks primarily in Texas, Louisiana and New Mexico. The terms of this sublicense are essentially the same as the Borden License. The purchase price allocated to the Borden Trademarks of $55 million does not include any value associated with the sublicense to Milk Products.

    The following unaudited pro forma summary results of operations assume that the Meadow Gold contribution and the related transactions occurred on January 1 of the indicated period:

                                        DECEMBER 31,              DECEMBER 31,
                                            1997                     1996
                                       -------------            --------------
                                                   (in thousands)
       Net sales...............        $   1,054,335            $   1,044,173
       Net income..............        $      18,409            $       3,005

    The unaudited pro forma summary results of operations are not necessarily indicative of results of operations that would have occurred had the transactions taken place on January 1 of the indicated period, or of future results of operations of the combined businesses.

    In March 1997, the Partnership purchased certain assets of Land-O-Pines Dairy for approximately $4.9 million. The purchase price has been allocated to the acquired assets based on their estimated fair value.

    In February 1997, DFA contributed the operations of Barbe's Dairy to the Partnership. DFA purchased Barbe's Dairy in October 1996 for approximately $8.2 million. The related assets and liabilities were recorded on the Partnership's books at DFA's historical cost.

                           SOUTHERN FOODS GROUP, L.P.

    In 1996, the Partnership acquired the assets of Pure Milk and Ice Cream, Inc. for approximately $6 million. The purchase price was allocated among the assets acquired based on their estimated fair value. The assets acquired are currently operated as Oak Farms-Waco (Texas).

    The results of Land-O-Pines Dairy, Barbe's Dairy, and Oak Farms-Waco are included in the accompanying financial statements from the date of contribution/acquisition.

3. ACCOUNTS RECEIVABLE

         A summary of accounts receivable is as follows:

                                                                 DECEMBER 31,
                                                            --------------------
                                                              1998        1997
                                                            --------    --------
                                                                (in thousands)
                Trade ...................................   $ 89,281    $ 74,768
                Other ...................................      7,393       7,390
                                                            --------    --------
                                                              96,674      82,158
                Less allowance for doubtful accounts ....     (4,465)     (4,171)
                                                            --------    --------
                                                            $ 92,209    $ 77,987
                                                            ========    ========

         SFG sells to customers primarily in the southern and western United States and Hawaii. SFG's sales are primarily to retail, food service and institutional customers. Only one customer, which contributed 13% and 12% to sales in 1998 and 1997, respectively, contributed over 10% to SFG's total sales.

4. INVENTORIES

         A summary of inventories is as follows:

                                                                DECEMBER 31,
                                                            -----------------
                                                             1998      1997
                                                            -------   -------
                                                              (in thousands)
                Finished goods .........................    $16,551   $14,776
                Packaging and supplies .................      4,709     3,389
                Raw materials ..........................     11,896    10,563
                Truck parts ............................      1,049     1,820
                                                            -------   -------
                                                            $34,205   $30,548
                                                            =======   =======

5.  ACCRUED EXPENSES

                                                               DECEMBER 31,
                                                            -----------------
                                                              1998      1997
                                                            -------   -------
                                                             (in thousands)
                Accrued insurance expense ...............   $14,051   $14,572
                Accrued payroll and related benefits.....    11,737    10,448
                Accrued interest expense ................     4,790     5,724
                Accrued expenses - other ................    17,267    14,924
                                                            -------   -------
                                                            $47,845   $45,668
                                                            =======   =======

    The Partnership is insured for liability claims arising from on the job injuries of its employees in most states with varying levels of stop-loss coverage and high deductible amounts. The Partnership also offers a selection of health plans which includes health maintenance organization ("HMO") plans as well as indemnity plans for which the Partnership is responsible for employees' medical and dental claims, also with stop-loss coverages of varying amounts. The Partnership maintains partially funded accruals for these claims. The accruals are comprised of

                           SOUTHERN FOODS GROUP, L.P.

estimates for both claims that have been reported but not yet paid, and claims that have been incurred but not yet reported. Accrued expenses -- other includes accrued costs assumed in connection with or associated with the acquisition of Meadow Gold, including severance costs and costs to terminate contracts, as well as accrued taxes other than income, accrued promotional allowances, accrued legal costs and other items.

6. LONG-TERM DEBT

         A summary of long-term debt is as follows:

                                                 DECEMBER 31,
                                            -------------------
                                             1998        1997
                                            --------   --------
                                               (in thousands)
                      Term loans ........   $160,500   $181,000
                      Senior Notes ......    130,770    150,000
                      Revolving loan ....     22,000     14,300
                      Other notes .......        938      1,391
                                            --------   --------
                                            $314,208   $346,691
                                            ========   ========

    The Senior Bank Facilities discussed in Note 2 were entered into on September 4, 1997 and consisted of initial term loans of $190 million and a revolving credit facility with availability of $60 million. The initial term loans were comprised of a Tranche A loan of $90 million and a Tranche B loan of $100 million. These loans bear interest at a margin above either the Alternate Base Rate, as defined in the credit agreement, or LIBOR rates, at the Partnership's election. For Tranche A loans, this margin ranges between 0.5% and 1.25% for Alternate Base Rate loans, and between 1.75% and 2.5% for LIBOR loans, based on earnings levels. For Tranche B loans, the margin is 1.75% for Alternate Base Rate loans, and 3.0% for LIBOR loans. These weighted average rates were 7.3% and 8.3% for Tranche A and Tranche B at December 31, 1998, respectively, and were based on LIBOR rates. The revolving credit facility also bears interest at a variable rate based on the same margins as the Tranche A loans. The weighted average rate on the revolving credit facility was 8.5% at December 31, 1998. At December 31, 1998, $160.5 million of term loans were outstanding, and $22.0 million of revolving loans and $2.0 million of letters of credit were outstanding under the revolving credit facility. Available borrowings under the revolving credit facility were $36 million at December 31, 1998. The term loans are payable in quarterly principal installments over a period of seven years for Tranche A and eight and one-half years for Tranche B, and may be prepaid. The revolving credit facility expires after seven years. The Partnership pays customary fees under these credit facilities such as commitment fees, letter of credit fees and administrative fees. The Senior Bank Facilities are secured by substantially all of the Partnership's assets.

    The Partnership entered into an interest rate collar in October 1997 with a notional amount of $28 million and a LIBOR rate cap of 7.0% and a floor of 5.65%. This agreement expires in October 2000. Any payments made or received under the collar are recognized as an adjustment to interest expense. In January 1998, the Partnership entered into various interest rate swap agreements. The fixed LIBOR rate under these agreements ranges between 5.565% and 5.63%. These agreements have an aggregate initial notional amount of $127 million, which declines annually over a five-year period to a final aggregate notional amount of $23 million, and are cancellable at the counterparty's option at the end of three or four years, based on the individual agreement. At December 31, 1998, the Partnership would have had to pay approximately $1.5 million to terminate these agreements based on quotes from the counterparties.

                           SOUTHERN FOODS GROUP, L.P.

    The Notes bear interest at a rate of 9 7/8% payable in semi-annual installments beginning March 1998, and mature in September 2007. Except as set forth below, the Notes are not redeemable at the option of the Partnership prior to September 1, 2002. On and after such date, the Notes will be redeemable, at the Partnership's option at the following redemption prices, plus accrued and unpaid interest to the redemption date, if redeemed during the 12-month period commencing on September 1 of the years set forth below:

                     PERIOD                         REDEMPTION PRICE
                     ------                         ----------------
              2002............................           104.938%
              2003............................           103.292%
              2004............................           101.646%
              2005 and thereafter.............           100.000%

    Also, at any time and from time to time prior to September 1, 2000, the Partnership may redeem in the aggregate up to one-third of the original aggregate principal amount of the Notes with the proceeds of one or more public equity offerings by the Partnership at a redemption price of 109.875% plus accrued and unpaid interests to the redemption date; provided, however, that at least two-thirds of the original aggregate principal amount of the Notes must remain outstanding after each such redemption. Additionally, upon the occurrence of a change of control, as defined, each Note holder will have the right to require the Partnership to offer to repurchase such Notes at a price equal to 101% of the principal amount plus accrued and unpaid interest.

    During September, 1998, the Partnership repurchased approximately $19.2 million of Notes on the open market. Approximately $130.8 million of Notes remain outstanding at December 31, 1998.

    Both the Senior Bank Facilities and the Notes are subject to certain financial and other restrictive covenants. These covenants, among other things, limit the ability of the Partnership to incur additional indebtedness, dispose of assets, make distributions, make acquisitions and otherwise restrict certain business activities. The Partnership is required to comply with certain financial ratios and tests including interest coverage ratios, leverage ratios and other requirements.

    Future maturities of the Partnership's debt are as follows:

                                                SCHEDULED
            YEAR ENDING DECEMBER 31,           DEBT PAYMENTS
            ------------------------       -----------------
                                             (in thousands)
            1999.......................... $             600
            2000..........................             8,538
            2001..........................            12,500
            2002..........................            15,000
            2003..........................            17,500
            Thereafter....................           260,070
                                           -----------------
            Total......................... $         314,208
                                           =================

7. RELATED PARTY TRANSACTIONS

         The Partnership borrowed $26 million from Mid-Am Finance, Inc., an affiliate of DFA, in 1994. The subordinated note bore interest at 10% and was due February 17, 2000. Interest was payable through the periodic issuance of additional subordinated notes which were also due February 17, 2000. These loans were repaid in February 1997, at which time the Partnership borrowed $20 million from Mid-Am Capital. The $20 million note was repaid in September 1997 as discussed in Note 2. At December 31, 1998 and 1997, there were no borrowings outstanding with related parties.

                           SOUTHERN FOODS GROUP, L.P.

    The Partnership sources principally all of its raw milk from DFA. Effective January 1, 1998, the Partnership entered into an agreement with DFA pursuant to which the Partnership has agreed to source principally all of its milk from DFA subject to the Partnership's existing supply agreements. Prices charged to the Partnership by DFA under the supply arrangement are at competitive market prices. The agreement is initially for a term of one year and thereafter may be canceled on 12 months' notice. Amounts due for raw milk purchases are reflected on the accompanying balance sheet in the raw milk accrual.

8. RETIREMENT PLANS

    Prior to the Meadow Gold transactions in 1997, the Partnership maintained a 401(k) plan (the "SFG 401(k) Plan"), a non-qualified defined contribution plan for selected management personnel (the "MSP Plan"), and a non-qualified supplemental executive retirement plan (the "SERP"). Also prior to the acquisition, Meadow Gold employees not covered by union plans were covered by a 401(k) plan, a domestic pension plan and a postretirement plan sponsored by Borden or its affiliates (the "Borden Plans"). As a result of the addition of the Meadow Gold operations in September 1997, the Partnership established separate retirement plans covering these Meadow Gold employees with terms essentially identifical to those contained in the Borden Plans. To continue the integration of the Meadow Gold operations into SFG, the Partnership merged Meadow Gold's 401(k) plan into the Partnership's 401(k) plan effective December 31, 1998. Also, service credits under the pension plan were discontinued effective December 31, 1998 and company contributions under the postretirement medical plan are being phased out through January 1, 2000. These changes were made to establish uniform benefits for all SFG non-bargaining employees.

Retirement plans -- Defined Contribution Plans

    Employees are eligible to participate in the SFG 401(k) Plan upon completion of six months of service, as defined. The Partnership matches contributions equal to 50% or more of the participant's contribution up to 3% of each participant's compensation, and may match additional contributions on a discretionary basis. Employees vest in the Partnership's contribution over two to ten years of service for Plan years beginning before 1989 and two to five years, thereafter. Only selected management personnel are eligible to participate in the MSP Plan. Under this non-qualified plan, the Partnership matches 100% of contributions up to 3% of each participant's compensation. Contributions to these plans by the Partnership were approximately $1.9 million for the year ended December 31, 1998, $2.1 million for the year ended December 31, 1997, and $2.0 million for the year ended December 31, 1996.

    Prior to December 31, 1998, Meadow Gold employees were eligible to participate in a 401(k) plan upon date of hire. The Partnership matched contributions equal to 50% of the participant's contribution up to 5% of each participant's compensation. Employees vested in the Partnership's contribution over five years. Employer contributions to this plan were $1.2 million for the year ended December 31, 1998 and $.3 million for the period from September 4, 1997 through December 31, 1997. Effective December 31, 1998, this plan was merged into the SFG 401(k) Plan.

Retirement plans -- Defined Benefit Plans

    Effective October 1, 1996, the Partnership adopted the SERP. The SERP is available to certain specified executives of the Partnership and provides annual benefits based on a percentage of the executives' salaries. Benefits are payable upon retirement at specified retirement ages, or upon disability or involuntary termination.

    Most Meadow Gold nonbargaining employees participated in a domestic pension plan where benefits were based generally on compensation and credited service. For most hourly employees, benefits under this plan are based on specified amounts per year of credited service. Effective December 31, 1998, service credits were discontinued under this plan.

                           SOUTHERN FOODS GROUP, L.P.

    Most employees who are not covered by Partnership sponsored retirement plans are covered by retirement plans under collectively bargained agreements which are generally effective for five years. There would be a continuing liability to these pension trusts if the Partnership ceased all or substantially all participation in any such trust, and under certain other specified conditions. The Partnership contributed $2.9 million to these trusts during the year ended December 31, 1998, and $.9 million during the period from September 4, 1997 to December 31, 1997.

    The Partnership provided certain health and life insurance benefits for eligible Meadow Gold retirees and their dependents. The costs of these benefits are accrued during the period that employees render service. Supplemental benefits are provided to participants who are eligible for Medicare. Effective January 1, 1999, the Partnership amended the plan whereby the cost of medical benefits will become fully contributory by the retirees by January 2000.

    The Partnership provides certain postemployment benefits, primarily medical and life insurance benefits for long-term disabled Meadow Gold employees, to qualified former or inactive employees.

SUMMARY OF SERP AND MEADOW GOLD DOMESTIC PENSION PLAN

    The amounts recognized in the Partnership's financial statements for the obligations relating to the defined benefit plans at December 31 were as follows (in thousands):

                                                            1998        1997
                                                          --------    --------
       Benefit obligation at beginning of year .........  $ 22,418    $ 22,401
       Service cost ....................................       582         215
       Interest cost ...................................     1,511         461
       Amendments ......................................      (856)         --
       Net actuarial loss/(gain) .......................     1,108          --
       Benefits paid ...................................    (2,077)       (659)
                                                          --------    --------
       Benefit obligation at end of year ...............  $ 22,686    $ 22,418
                                                          ========    ========

                                                             1998        1997
                                                          --------    --------
       Fair value of plan assets at beginning of year ..  $ 19,664    $ 19,781
       Actual return on plan assets ....................     1,622         542
       Benefits paid ...................................    (2,077)       (659)
                                                          --------    --------
       Fair value of plan assets at end of year.........  $ 19,209    $ 19,664
                                                          ========    ========

                                                             1998        1997
                                                          --------    --------
       Funded status ...................................  $ (3,477)   $ (2,754)
       Unrecognized actuarial loss/(gain) ..............       988        (179)
       Unrecognized prior service cost .................       431      (1,470)
                                                          --------    --------
       Net amount recognized ...........................  $ (2,058)   $ (1,463)
                                                          ========    ========

    Pension expense includes the following components (in thousands):

                                                            1998        1997
                                                          -------     -------
       Service cost for benefits earned during the
         year ..........................................  $   582     $   215
       Interest cost on projected benefit obligation ...    1,511         461
       Expected return on plan assets ..................   (1,578)       (381)
       Net amortization and deferral ...................       80          78
                                                          -------     -------
       Net periodic benefit cost .......................  $   595     $   373
                                                          =======     =======

                           SOUTHERN FOODS GROUP, L.P.

    The actuarial assumptions used were as follows:

                                                              1998      1997
                                                             ------    ------
       Discount rate ..................................        6.5%      7.0%
       Expected long-term rate of return on assets ....        8.5%      8.5%
       Rate of increase in compensation levels ........   3.0%-4.5% 3.0%-4.5%

SUMMARY OF MEADOW GOLD HEALTH AND LIFE RETIREE BENEFITS

    The Meadow Gold postretirement health care and life insurance plan is not funded. The amounts recognized in the Partnership's financial statements for the obligations relating to the plan at December 31 were as follows (in thousands):

                                                           1998       1997
                                                          -------    -------
       Benefit obligation at beginning of year ........   $ 8,007    $ 7,732
       Service cost ...................................        29         --
       Interest cost ..................................       540        163
       Amendments .....................................    (9,012)        --
       Actuarial loss/(gain) ..........................     2,210        275
       Benefits paid ..................................      (707)      (163)
                                                          -------    -------
       Benefit obligation at end of year ..............   $ 1,067    $ 8,007
                                                          =======    =======

                                                            1998       1997
                                                          -------    -------
       Fair value of plan assets at beginning of year .   $    --    $    --
       Employer contribution ..........................       707        163
       Benefits paid ..................................      (707)      (163)
                                                          -------    -------
       Fair value of plan assets at end of year........   $    --    $    --
                                                          =======    =======

                                                            1998       1997
                                                          -------    -------
       Funded status ..................................   $(1,067)   $(8,007)
       Unrecognized actuarial loss/(gain) .............     2,485        275
       Unrecognized prior service cost ................    (9,012)        --
                                                          -------    -------
       Net amount recognized ........... ..............   $(7,594)   $(7,732)
                                                          =======    =======

    The discount rate used in determining the accumulated benefit obligation was 6.5% at December 31, 1998 and 7% at December 31, 1997. The per capita cost of covered health care benefits is assumed to have increased at an annual rate of 9.3% for 1998, which rate was assumed to decrease gradually to 5% per annum in 2017 and to remain at that level thereafter. Based on these assumptions, a one percentage point increase in the assumed health care cost trend rate would increase the annual net periodic postretirement benefit cost and the accumulated benefit obligation by approximately $53,000 and zero, respectively.

    The components of net periodic postretirement benefit cost were as follows (in thousands):

                                                          1998          1997
                                                      ----------    ----------
      Service cost.................................   $       29    $       --
      Interest cost................................          540           163
                                                      ----------    ----------
      Net periodic postretirement benefit cost.....   $      569    $      163
                                                      ==========    ==========

                           SOUTHERN FOODS GROUP, L.P.

9. COMMITMENTS AND CONTINGENCIES

    A summary of future minimum lease payments under noncancelable operating leases as of December 31, 1998 for buildings, vehicles and equipment is as follows:

                  YEAR ENDING
                  DECEMBER 31,                                (In Thousands)
                  ------------                                 -------------
                     1999....................................  $   9,999
                     2000....................................      7,658
                     2001....................................      5,872
                     2002....................................      4,395
                     2003....................................      2,797

    Rental expense of $14.5 million was incurred for the year ended December 31, 1998, $9.4 million for the year ended December 31, 1997 and $5.3 million for the year ended December 31, 1996.

    The USDA has proposed new rules for the federal milk marketing program which have been published for public comment. The comment period expired April 30, 1998, and the new regulations are currently scheduled to be released by April 4, 1999. In addition, certain states have formed or are in the process of attempting to form regional milk-price compacts designed to ensure that cheaper milk from other regions does not undercut local producers' prices, which may result in higher milk prices than the federally mandated minimum prices. While management does not believe that these matters should have a material adverse effect on the Partnership's business, neither the final form of any new federal regulations or existence or location of any additional state compacts nor the effect of such matters on the Partnership can be predicted with any certainty.

    The Partnership is party to certain litigation in the normal course of business. Management does not believe the outcome of any of these proceedings will materially affect the Partnership's financial position or results of operations.

10. EQUITY TRANSACTIONS

    At December 31, 1996, the Partnership had only common equity interests outstanding. The general partner interest of 1% was owned by SFG Management Limited Liability Company ("SFG Management"), which was owned 80% by DFA and 10% by each of two management owners. The 99% limited partner interest was owned by an affiliate of DFA.

    In February 1997, two management owners contributed $6.2 million to the Partnership in exchange for a 50% interest in the limited partner common equity of the Partnership. In connection with this transaction, the Partnership issued $76.9 million in stated amount of Series A Preferred Interests with a cumulative return of 10% to DFA, and made distributions of $24 million. The stated amount of the Series A Preferred Interests issued was based on an agreed-upon liquidation value. The issuance of the Series A Preferred Interests was accounted for based on the book value of DFA's limited partner common equity, which resulted in the conversion of $14.5 million of DFA's common equity to Preferred Interests and a remaining limited partner common equity balance of $6.2 million associated with DFA's 50% interest. Additionally, as discussed in
Note 2, Barbe's Dairy was contributed to the Partnership in exchange for Series A Preferred Interests with a cumulative return of 10% on a stated value of $8 million. These transactions resulted in SFG Management and the common equity of the Partnership being owned 50% by DFA and 50% by two management owners.

    As discussed in Note 2, additional Preferred Interests of $135 million were issued in connection with the Meadow Gold contribution and related transactions on September 4, 1997. Of the $135 million of Preferred Interests, $90 million of Series B Preferred Interests with a cumulative preferred return of 10% was issued to DFA, and Preferred Interests of $45 million were issued to Mid-Am Capital, of which $15 million of Series C Preferred Interests bears a cumulative return of 10% and $30 million of Series D Preferred Interests bears a cumulative return

                           SOUTHERN FOODS GROUP, L.P.

of 9.5%. Also on September 4, 1997, special distributions were made to the partners of $1.8 million in cash and $1.8 million of DFA's limited partner common equity was converted to Series E Preferred Interests. As a result of the September 4, 1997 transactions, both SFG Management and the common equity of the Partnership are owned 50% each by DFA and one management owner.

    Under the terms of SFG's partnership agreement, the Partnership is required to make distributions to each management owner in an amount equal to such owner's federal, state and local income tax liability for income attributable to SFG. The partnership agreement also requires the Partnership to convert an equivalent amount of DFA's common equity to Series E Preferred Interests with a cumulative return of 10%. In 1997, tax payment distributions were made to the management owners in accordance with the partnership agreement totaling $4 million, and $4 million of DFA's limited partner common equity was converted to Series E Preferred Interests. In 1998, tax payment distributions were made to management owners totaling $3.3 million, and $3.3 million of DFA's limited partner common equity was converted to Series E Preferred Interests.

    Issuances of Preferred Interests are accounted for based on fair value if consideration is received in exchange for issuance. Preferred Interests issued upon conversion of common interests are accounted for at the book value of the common interest converted. The stated value of Preferred Interests equals book value except for the Series A Preferred Interests as discussed above and except to the extent preferred returns exceed net income (zero at December 31, 1998 and 1997). Preferred returns on Preferred Interests accumulate on a semi-annual basis and are payable only in-kind, except that amounts may be paid in cash on Series D if certain earnings levels are achieved. All of the Preferred Interests hold equal rank with respect to liquidation of the Partnership, and have preference over the common equity interests. The Preferred Interests are not convertible into common interests.

    Preferred Interests, by Series and including unpaid preferred returns, were as follows at December 31, 1998:

           SERIES     RETURN        STATED VALUE       BOOK VALUE
           ------     ------        ------------       ----------
                                          (in thousands)
             A          10%          $   102,944       $    40,434
             B          10%              102,460           102,460
             C          10%               17,077            17,077
             D         9.5%               31,437            31,437
             E          10%               10,106            10,106
                                     -----------       -----------
                                     $   264,024       $   201,514
                                     ===========       ===========

    Net income of the Partnership is allocated first to the Preferred Interests to the extent of preferred returns. No Preferred Series has preference over any other Series in the allocation of net income. Any remaining net income is allocated to the common equity owners in proportion to their ownership interest. If net income for a period is less than preferred returns for such period, the deficiency will be recovered from future net income, if any. Net losses are allocated to the common equity owners in proportion to their ownership interest.

    At any time after January 1, 2003, the management owner may require the Partnership or DFA to purchase all of his partnership interest. In the event of the management owner's death, his successors-in-interest have the right to require the Partnership or DFA to purchase all of his interests in the Partnership. The Partnership has the option not to elect to purchase the management owner's interests when the put option is exercised. If this occurs, DFA is required to purchase the interests. In the event DFA is unable to purchase the interests due to its own contractual or legal restrictions, DFA must either find an alternative buyer or deliver to the management owner an installment note in the amount of the put price. In addition, the Partnership or DFA has a right to require the management owner's successors-in-interest to sell to the Partnership or DFA all of his interests in the Partnership in the event of his death or disability.

                           SOUTHERN FOODS GROUP, L.P.
                                   SCHEDULE IX
                      VALUATION AND QUALIFYING ACCOUNTS (a)
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                            Additions
                                         Balance at        Charged to      Additions from                       Balance at
                                        Beginning of        Costs and         Acquired                            End of
Classification                            Period           Expenses (b)     Companies (c)      Deductions         Period
--------------                          ------------       ------------    --------------      ----------       ----------
December 31, 1996:
   Allowance for doubtful accounts ....   $2,156               493                                (103)            $2,546

December 31, 1997:
   Allowance for doubtful accounts ....   $2,546               876             1,157              (408)            $4,171

December 31, 1998:
   Allowance for doubtful accounts ....   $4,171               946                                (652)            $4,465


(a) This schedule should be read in conjuction with the Partnership's audited consolidated financial statements and related notes thereto.

(b) Additions to expense are stated net of recoveries.

(c) Represents additions due to the Meadow Gold contribution and the Barbe's Dairy contribution.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The following table sets forth the executive officers of the Partnership and the executive officers and Representatives on the Representative Committee of SFG Management Limited Liability Company, the general partner of the Partnership.

                  NAME                 AGE           POSITION
                  ----                 ---           --------
            Pete Schenkel........      63     President, Chief Executive
                                              Officer and Representative
            Anthony R. Ward......      58     Vice Chairman
            Patrick K. Ford......      32     Chief Financial Officer,
                                              Secretary, Treasurer
            Gary E. Hanman.......      65     Representative
            Gerald L. Bos........      59     Representative
            Jerry W. Frie........      59     Representative

    Pete Schenkel has served as President of the Partnership since 1987, became Chief Executive Officer in 1994 and has served on the Committee since the formation of SFG Management in December 1994. Mr. Schenkel became President of Schepps in January 1985, where he previously served as President of the Northern Division and General Manager. Mr. Schenkel joined Schepps in 1958 when a local dairy company owned by his father was purchased by Schepps. Mr. Schenkel is a past Chairman of the Dallas/Fort Worth International Airport Board of Directors and was former Texas Governor Clement's appointee to the Board of Directors of Texas Tourism and Development Agency. He is also a member of the Board of Goodwill Industries and the Dallas Citizen Council. Mr. Schenkel is also the President and Chief Executive Officer of SFG Capital Corporation ("SFG Capital"), a subsidiary of the Partnership formed to facilitate the incurrence of debt by the Partnership and a co-obligor on the Notes.

    Anthony R. Ward serves as Vice Chairman of the Partnership. Mr. Ward was appointed Chairman of the Board of Directors, President and Chief Executive Officer of Borden/Meadow Gold in May 1995. Prior to assuming this position, Mr. Ward served as Western Region Manager of the Dairy Division of Borden since 1993 and Western Region Sales Manager since 1992. Mr. Ward has over 36 years of experience in the dairy industry, all of which have been with Borden and the Partnership.

    Patrick K. Ford joined SFG in June 1997 and assumed the position of Chief Financial Officer upon Mr. Frie's resignation from that position in December 1997. Mr. Ford served as Assistant Controller-Corporate with Weatherford Enterra, Inc. from September 1996 through May 1997. Prior to assuming that position, Mr. Ford was employed by Price Waterhouse LLP since 1990, most recently serving as Senior Manager. During his tenure with Price Waterhouse LLP, Mr. Ford served as an auditor of SFG from 1990 through 1995. Mr. Ford is the Chief Financial Officer, Secretary and Treasurer of SFG Capital.

    Jerry W. Frie has served as a Representative on the Committee of SFG Management since September 4, 1997. Mr. Frie served as Chief Financial Officer of SFG from 1987 to December 1997, and has 30 years of experience in the dairy industry in both accounting and operations management functions. Mr. Frie began his career with Foremost where he progressed from a junior accountant, to Controller, to General Manager of Foremost's Shreveport production facility. In 1985, Mr. Frie became the Controller and Treasurer for Schepps. Mr. Frie continues to serve as a part time employee of the Partnership for various matters such as raw milk pricing policies.

    Gary E. Hanman has served as a Representative on the Committee of SFG Management since the formation of SFG Management in December 1994. Mr. Hanman, who is the President and Chief Executive Officer of DFA, became its Chief Executive Officer in July 1988. Prior to that time, Mr. Hanman was Executive Vice President and General Manager of DFA from 1975, and before that was Vice President of Fluid Marketing for DFA.

    Gerald L. Bos has served as a Representative to the Committee of SFG Management since the formation of SFG Management in December 1994. Mr. Bos is the Chief Financial Officer of DFA. Mr. Bos joined DFA as Vice President -- Finance and Accounting in April 1979, and became the Chief Financial Officer of DFA on January 1, 1998. Mr. Bos worked with the accounting firm of Touche Ross & Co. from 1963 to 1979, and was a partner in that firm.

EXECUTIVE EMPLOYMENT AGREEMENTS

    In September 1997, the Partnership entered into executive employment agreements with Pete Schenkel and Anthony R. Ward. The employment agreements are for a term of five years and the term automatically extends for one or more one year terms unless either the Partnership or the employee, not less than 90 days prior to the commencement of any term, notifies the other party that the agreement will expire at the end of the term. The employment agreements provide for the payment of an annual salary, which cannot be less than the base salary of $359,000 for Mr. Schenkel and $336,000 for Mr. Ward, an annual bonus as determined from time to time by the Partnership, which in the case of Mr. Ward is an amount equal to .66% of the earnings before interest, income taxes, depreciation and amortization of Meadow Gold not to exceed his base salary for the year, and certain other employee benefits. If the Partnership terminates the executive without cause or if the Partnership materially breaches the agreement and such breach is not cured within 30 days, the Partnership is obligated to pay the employee a severance benefit. The severance benefit is equal to the base salary for the then remaining term of the agreement payable in monthly installments, plus the annual bonus, if any, which would have otherwise been paid to the employee during each year of the remaining term. The employment agreements define "cause" as death of the employee; total disability of the employee; the dissolution and liquidation of the Partnership other than as a part of a reorganization or sale of all or substantially all of the assets of the Partnership where the Partnership's business is continued; a conviction or plea of guilty or no contest by the employee to a felony involving fraud, embezzlement, theft or dishonesty or other criminal act; habitual neglect of the employee's duties or failure to perform obligations that is not remedied within 30 days after written notice from the Partnership; or any material breach by the employee of the agreement which is not cured within 30 days after written notice from the Partnership.

    In addition, Mr. Ward's employment agreement provides that for a period of two years after termination of his employment he may not compete with the business of the Partnership in any of the states of the United States located west of the Mississippi River as long as the Partnership continues to conduct business in that area. In addition, he may not solicit customers or employees of the Partnership during that period. Mr. Schenkel's employment agreement also contains a two year non-compete provision after termination of his employment and a non-solicitation provision. Mr. Schenkel's non-compete provision is limited to Texas, Louisiana, Oklahoma, and Arkansas. Mr. Schenkel's employment agreement provides that in the event of his death during the term of the agreement, his base salary will continue to be paid to his estate for a year and one-half of his base salary will be paid for an additional year.

RETIREMENT PLANS

    The Partnership maintains the Southern Foods Group, L.P. Employees Savings and Profit Sharing Plan ("Profit Sharing Plan"). All employees of the Partnership are eligible to participate in the Profit Sharing Plan upon completion of six months of service, as defined. The Partnership matches employee contributions equal to 50% of the participant's contribution up to 3% of the participant's compensation. The Partnership may also make discretionary contributions based on profits. Employees vest in the Partnership's contribution after two to five years of service.

    Selected management personnel are eligible to participate in the Management Security Plan, an unqualified plan. The Partnership matches 100% of contributions up to 3% of each participant's compensation. Employees vest in the Partnership's contribution immediately.

    Effective October 1, 1996, the Partnership adopted the Supplemental Executive Retirement Plan ("SERP"). The SERP is available to certain specified executives of the Partnership ("SERP Participants") and provides benefits based on a percentage of the executives' salaries. Benefits are payable monthly for the SERP Participant's life upon retirement, disability or involuntary termination. Such monthly amount will be equal to 70% of the greatest annual earnings received by the SERP Participant from the Partnership during any consecutive twelve calendar month period on or prior to the SERP Participant's retirement date, less the sum of the maximum monthly amount that could be payable to the SERP Participant under the Profit Sharing Plan and the monthly retirement benefit payable to the SERP Participant by the Social Security Administration, whether or not actually paid. The SERP is non-qualified and unfunded and there is no calculation of market value or fair value of the assets in the SERP. The estimated annual benefits payable under the SERP upon retirement for Pete Schenkel and Patrick Ford are approximately $210,000 and $15,000, respectively.

    Meadow Gold employees are eligible to participate in a 401(k) plan upon date of hire. The Partnership matches contributions equal to 50% of the participant's contribution up to 5% of each participant's compensation. Employees vest in the Partnership's contribution over five years. Most Meadow Gold employees also participate in a retirement cash contribution plan where benefits are based generally on compensation and credited service. For most hourly employees, benefits under this plan are based on specified amounts per year of credited service. Effective December 31, 1998, service credits were discontinued under this plan.

ITEM 11.     EXECUTIVE COMPENSATION.

    The following table sets forth information concerning the compensation paid to the Partnership's Chief Executive Officer and the other executive officers of the Partnership for the fiscal years shown.

                          SUMMARY COMPENSATION TABLE


                                                   ANNUAL COMPENSATION(a)
                                                                               OTHER ANNUAL             ALL OTHER
         NAME AND                                                              COMPENSATION           COMPENSATION
    PRINCIPAL POSITION             YEAR       SALARY($)          BONUS($)         ($)(b)                ($)(c)
    ------------------             ----       ---------          --------      ------------           ------------
    Pete Schenkel                  1998       $369,435           $602,818        $3,303,097            $ 48,668
      Chief Executive              1997        358,651            455,888         2,000,000             740,263(d)
      Officer..................    1996        361,800            319,507           746,563              20,354
    Tony Ward                      1998        336,000            240,187                                23,287
      Vice Chairman............    1997        110,200            119,301                                 6,612
    Patrick Ford
      Chief Financial
      Officer..................    1998        127,890             40,000                                61,837

----------

(a) Excludes the aggregate, incremental cost to the Partnership of perquisites and other personal benefits, securities or property, the aggregate amount of which, with respect to the named individual, does not exceed the lesser of $50,000 or 10% of reported annual salary and bonus for such person.

(b) Represents amounts distributed to Mr. Schenkel as a partner of the Partnership as Partnership Tax Amounts to pay federal and state income tax due on Partnership income.

(c) Represents amounts contributed by the Partnership under retirement plans, less the amounts set forth in footnote (d) below, where applicable.

(d) Includes special distributions made to Mr. Schenkel ($700,000), as a partner in the Partnership, in connection with the Meadow Gold transactions.

(e) Tony Ward became an employee of the Partnership on September 4, 1997. Amounts shown for 1997 represent amounts earned by Mr. Ward for the period September 4, 1997 to December 31, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The voting equity of the Partnership is owned as follows:

                                                      Amount and Nature
       Title of                Name of                 of  Beneficial     Percent of
         Class             Beneficial Owner              Ownership          Class
       --------            ----------------           -----------------   ----------
    Common Partner  SFG Management Limited
       Interest       Liability Company               General Partner          1%

                    Pete Schenkel                     Limited Partner       49.5%

                    Dairy Farmers of America, Inc.    Limited Partner       49.5%

    SFG Management Limited Liability Company is owned 50% each by Pete Schenkel and DFA.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

AFFILIATION WITH DFA

    The Partnership is an affiliate of DFA. DFA owns a 49.5% limited partnership interest, Mr. Schenkel owns a 49.5% limited partnership interest and SFG Management owns a 1% general partnership interest in the Partnership. SFG Management is owned 50% by DFA and 50% by Mr. Schenkel. In addition, as of December 31, 1998, DFA owns $215.5 million in net stated amount of Preferred Interests, including unpaid preferred returns, and Mid-Am Capital, L.L.C. owns an additional $48.5 million in stated amount of Preferred Interests, including unpaid preferred returns, of the Partnership. Mid-Am Capital is owned 50% by DFA and 50% by seven other companies, including the Partnership, which has a seven percent equity interest in Mid-Am Capital.

    Effective January 1, 1998, DFA and the Partnership entered into a written milk supply agreement pursuant to which the Partnership agreed to source all of its raw milk requirements from DFA or from other dairy cooperatives with which DFA has cooperative marketing agency agreements as long as DFA's prices are competitive with those which could be obtained from independent sources.

    DFA subleases to the Partnership certain fleet equipment used by the Partnership on a pass through basis.

    The Partnership employs Mr. Jerry Bos, the CFO of DFA and a Representative on the Committee, as a consultant on financial services. The Partnership paid Mr. Bos consulting fees of $125,000 and $100,000 for 1998 and 1997, respectively.

LEASE OF AND OPTION TO PURCHASE PROCESSING PLANT AND LICENSE OF TRADEMARKS FROM FLAV-O-RICH, INC.

    Flav-O-Rich, Inc. ("Flav-O-Rich"), a wholly owned subsidiary of DFA, has leased a dairy processing plant owned by it in Canton, Mississippi to the Partnership, pursuant to a Lease Agreement between the Partnership and Flav-O-Rich dated February 28, 1995. The lease initially was for a one year term and, so long as the Partnership is in compliance with its terms, extends automatically for one year terms unless terminated by either party upon at least 90 days' notice. The lease is a net lease and the annual base rent is $180,000. The Partnership has a right of first refusal to purchase the plant in the event that Flav-O-Rich receives an offer or desires to sell the plant. In addition, the Partnership has an option to purchase the Canton plant at any time during the term of the lease, at an option price that varies depending on the month in which the option is exercised ranging from an option price of $1,066,250 if the option were exercised in May 1998 to $820,000 if the option is exercised in February 2000. In addition, the Partnership obtained a royalty-free license to use the Flav-O-Rich trademarks in the states of Louisiana, Mississippi and Arkansas and a portion of Tennessee for specified dairy products. The license continues so long as the lease agreement is in effect and for three years after any exercise of the option to purchase the plant.

CERTAIN RELATED PARTY PAYMENTS

    In 1998, the Partnership made distributions to Mr. Schenkel of $3.3 million as a distribution of Partnership Tax Amounts (as defined) in respect of certain tax liabilities and to DFA of $3.3 million of Series E Preferred Interests.

    Mr. Schenkel's son is employed by the Partnership as a sales manager and Mr. Schenkel's son-in-law is employed as the general manager of the Dallas Oak Farms plant. In 1998, they received compensation from the Partnership in the amounts of $75,207 and $116,245, respectively.

PUT AND CALL RELATING TO MR. SCHENKEL'S INTEREST IN THE PARTNERSHIP AND SFG MANAGEMENT

    At any time on or after January 1, 2003, Mr. Schenkel may require the Partnership or DFA to purchase all of his partnership interest. In the event of Mr. Schenkel's death, his successors-in-interest have the right to require the Partnership or DFA to purchase all of his interests in the Partnership. The Partnership has the option not to elect to purchase Mr. Schenkel's interests when the put option is exercised. If this occurs, DFA is required to purchase the interests. In the event DFA is unable to purchase the interests due to its own contractual or legal restrictions, DFA must either find an alternative buyer or deliver to the management owner an installment note in the amount of the put price. In addition, the Partnership or DFA has a right to require Mr. Schenkel's successors-in-interest to sell to the Partnership or DFA all of his interests in the Partnership in the event of his death or disability. Any exercise of a put or call triggers a corresponding put or call with respect to Mr. Schenkel's member interest in SFG Management. The purchase price for Mr. Schenkel's interests in the Partnership and SFG Management will be the greater of (i) $6.8 million if the put or call notice date is on or before January 1, 2003, and $10 million thereafter or (ii) six times the average of the Partnership's last three fiscal years' earnings before interest, income taxes and depreciation and amortization less the aggregate amount of all the Partnership's outstanding interest bearing debt and the amount of outstanding Preferred Interests and unpaid Preferred Return, multiplied by the quotient of the Common Partner Interests owned by Mr. Schenkel divided by the total outstanding Common Partner Interests.

PROPOSED TRANSACTIONS WITH MR. WARD

    The Partnership has proposed to enter into an agreement with Tony Ward pursuant to which Mr. Ward would be entitled, upon the occurrence of (i) the redemption by the Partnership or the transfer or sale to DFA of Schenkel's Common Partner Interests in the Partnership, (ii) the transfer or sale to an outside party of either Schenkel's or all of the Common Partner Interests in the Partnership, (iii) the merger or other combination of the Partnership with an outside party, in which the Partnership is not the surviving entity or (iv) the sale of substantially all the assets of the Partnership to an outside party (a "Change in Control"), to receive consideration of the type and amount that Mr. Ward would be entitled to receive in such Change in Control as if he was the holder of a deemed 2% Common Partner Interest in the Partnership, less $1 million. Such consideration would be subject to certain adjustments and offsets and would be increased by a cash gross-up payment in an amount such that after payment by Mr. Ward of all applicable taxes on the consideration and gross-up payment, Mr. Ward would be in substantially the same position as if the consideration were treated as long-term capital gain recognized on the sale by Mr. Ward of a Common Partner Interest in the Partnership.

    The Partnership is also proposing to enter into a related agreement with Mr. Ward pursuant to which, upon the termination of Mr. Ward's employment with the Partnership for any reason and in exchange for his release of claims, his agreement to maintain the confidentiality of certain information about the Partnership and covenant not to compete, he would be entitled to receive a cash payment from the Partnership in an amount equal to the formula put price applicable to Mr. Schenkel discussed above, except that in such formula Mr. Ward would be deemed to own a 2% Common Partner Interest in the Partnership and the resulting amount would be reduced by $1 million. Such consideration would be subject to certain adjustments, restrictions and offsets and would be increased by a cash gross-up payment substantially the same as described above for the Change in Control agreement. In the event that a Change in Control occurs within one year following Mr. Ward's termination of employment with the Partnership, it is contemplated that he would be entitled to payment under the Change in Control agreement, with any payments already received under this agreement to be deducted therefrom.

    The Partnership believes that all of the transactions set forth above under the caption "Certain Relationships and Transactions" are on terms that are not materially less favorable than would be the case if they were done on an arms-length basis.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS AND FORM 8-K.

(a) The following financial statements, schedules and exhibits are filed as part of this report or are incorporated herein as indicated.

         1.       Financial Statements and Schedule

                  See accompanying index to financial statements included in
                  Item 8 herein.

         2.       Exhibits

                  See Exhibit Index

(b)      Reports on Form 8-K.

         None.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

         None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, therunto duly authorized.

SOUTHERN FOODS GROUP, L.P.

By: SFG Management Limited Liability Company, its General Partner

By:  /s/ PATRICK K. FORD
--------------------------------------
Patrick K. Ford
Chief Financial Officer, Secretary and
Treasurer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                              TITLE                                     DATE
        ---------                              -----                                     ----
                                       President and Chief Executive Officer of      March 30, 1999
      /s/ PETE SCHENKEL                the Partnership, and President, Chief
------------------------------------   Executive Officer and Member of the
      Pete Schenkel                    Representative Management Committee of SFG
                                       Management (Principal Executive Officer)



     /s/ PATRICK K. FORD               Chief Financial Officer, Secretary and        March 30, 1999
------------------------------------   Treasurer of the Company, and Chief
     Patrick K. Ford                   Financial Officer, Secretary, and Treasurer
                                       of SFG Management (Principal Financial
                                       Officer)

     /s/ GARY E. HANMAN                Member of the Representative Committee of     March 30, 1999
------------------------------------   SFG Management
     Gary E. Hanman


      /s/ GERALD L. BOS                Member of the Representative Committee of     March 30, 1999
------------------------------------   SFG Management
      Gerald L. Bos


      /s/ JERRY W. FRIE                Member of the Representative Committee of     March 30, 1999
------------------------------------   SFG Management
      Jerry W. Frie

                                INDEX TO EXHIBITS

           EXHIBIT
           NUMBER                           DESCRIPTION
           -------                          -----------
               3.1*        --  Certificate of Limited Partnership for Southern
                               Foods Group, L.P. ("SFG") dated December 19, 1994

               3.3*        --  Certificate of Formation of SFG Management
                               Limited Liability Company ("SFG Management")
                               dated December 16, 1994

               3.4*        --  Second Amended and Restated Agreement of
                               Limited Partnership of SFG dated as of September
                               3, 1997

               3.5*        --  First Amendment to Second Amended and Restated
                               Agreement of Limited Partnership of SFG dated as
                               of March 31, 1998

               3.7*        --  Second Amended and Restated Limited Liability
                               Company Agreement of SFG Management dated as of
                               September 3, 1997

               3.8*        --  First Amendment to Second Amended and Restated
                               Limited Liability Company Agreement of SFG
                               Management dated as of March 31, 1998

               4.1*        --  Indenture dated as of September 4, 1997, among
                               SFG Capital, SFG and Texas Commerce Bank, N.A.
                               (now Chase Bank of Texas, National Association)
                               as Trustee

               4.2*        --  Specimen Global Note Certificate

              10.1*        --  Stock Purchase and Merger Agreement, dated as
                               of May 22, 1997, among Mid-America Dairymen, Inc.
                               (now Dairy Farmers of America, Inc. ("DFA")),
                               Borden/Meadow Gold Dairies Holdings, Inc.
                               ("Holdings"), BDH Two, Inc. and Borden, Inc. (the
                               "Stock Purchase and Merger Agreement")

              10.2*        --  Assignment and Assumption Agreement Relating
                               to Stock Purchase and Merger Agreement, dated
                               September 4, 1997, between DFA and SFG

              10.3*        --  Credit Agreement, dated September 4, 1997,
                               among SFG, DFA, the Lenders named therein and The
                               Chase Manhattan Bank, as Administrative Agent

              10.4*        --  Capital Contribution, Assignment and
                               Assumption Agreement, dated as of September 4,
                               1997, between DFA and SFG

              10.5*        --  Capital Contribution Agreement, dated as of
                               September 4, 1997, between Mid-Am Capital, L.L.C.
                               and SFG

              10.6*        --  Sublease Agreement, dated as of September 4,
                               1997, between DFA and SFG relating to Master
                               Leasing Agreement between BLC Corporation and DFA
                               dated August 15, 1997

              10.7*        --  Trademark License Agreement, dated as of
                               September 4, 1997, among Borden, Inc., BDH Two,
                               Inc. and SFG

              10.8*        --  Trademark License Agreement (Meadow Gold),
                               dated as of September 4, 1997, between SFG and
                               Borden Foods Corporation

              10.9*        --  Trademark Sublicense Agreement (Eagle), dated
                               as of September 4, 1997, between SFG and Borden
                               Foods Corporation

              10.10*       --  Copyright Assignment, dated as of September 4,
                               1997, from Borden, Inc. to SFG

              10.11*       --  Patent Assignment, dated as of September 4, 1997,
                               from Borden/Meadow Gold Dairies, Inc. ("BMGD") to
                               SFG

              10.12*       --  Asset Purchase and Sale Agreement, dated as of
                               September 4, 1997, between Borden/Meadow Gold
                               Dairies Investments, Inc. ("Investments"), DFA,
                               and SFG

              10.13*       --  Trademark Assignment dated as of September 4,
                               1997, between SFG and Milk Products LLC ("Milk
                               Products")

              10.14*       --  Milk Products Sublicense Agreement, dated as
                               of September 4, 1997, between SFG and Milk
                               Products

              10.15*       --  Milk Products Trademark License Agreement,
                               dated as of September 4, 1997, between SFG and
                               Milk Products

              10.16*       --  Patent License Agreement, dated as of
                               September 4, 1997, between SFG and Milk Products

              10.17*       --  Copyright License Agreement dated as of
                               September 4, 1997, between SFG and Milk Products

              10.18*       --  License Assignment and Assumption Agreement
                               dated as of September 4, 1997, between SFG and
                               BMGD

              10.19*       --  Trademark License Agreement between Flav-O-Rich,
                               Inc. and SFG dated as of February 28, 1995

              10.20*       --  Trademark License Agreement effective as of
                               September 1, 1995, between Foremost Farms U.S.A.
                               and SFG

              10.21*       --  Stipulation and Order among the United States
                               of America, DFA, SFG and Milk Products dated
                               September 3, 1997 and Final Order filed September
                               3, 1997

              10.22*       --  Agreed Consent Decree and Permanent Injunction
                               among the State of Texas, DFA, SFG and Milk
                               Products dated September 3, 1997

              10.23*       --  Compliance Agreement in Lieu of Debarment
                               between SFG and the Food and Consumer Service of
                               the United States Department of Agriculture (the
                               "FCS") executed on January 13, 1995 by the FCS
                               and on December 21, 1994 by SFG

              10.24*       --  Administrative Agreement between SFG, Inc. and
                               the Defense Logistics Agency executed on October
                               24, 1994

              10.25*       --  Promissory Note payable by Barbe's Dairy, Inc. to
                               Walker Resources, Inc. in the original principal
                               amount of $1,250,000 assumed by SFG

              10.26*       --  $600,000 Real Estate Note dated July 25, 1994,
                               payable by Southern Foods Group, Inc. to Lloyd
                               Smoot, Jr.

              10.27*       --  Asset Purchase Agreement between Acadia Dairy,
                               Inc. and Schepps-Foremost, Inc. dated January 1,
                               1994

              10.28*       --  Executive Employment Agreement, dated as of
                               September 4, 1997, between SFG and Pete Schenkel

              10.29*       --  Executive Employment Agreement, dated as of
                               September 4, 1997, between SFG and Anthony R.
                               Ward

              10.30*       --  Southern Foods Group, L.P. Supplemental Executive
                               Retirement Plan effective October 1, 1996

              10.31*       --  Borden, Inc. Executives Supplemental Pension Plan,
                               Amended and Restated as of December 9, 1993

              10.32*       --  Borden, Inc. Executives Excess Benefits Plan,
                               Amended and Restated as of January 1, 1988

              10.33*       --  Borden, Inc. Executive Family Survivor Protection
                               Plan, Amended as of January 1, 1987

              10.35*       --  Milk Supply Agreement dated February 17, 1998,
                               between DFA and SFG

              10.36*       --  Lease and Agreement between BF Properties Company
                               and Beatrice Foods Co. dated as of February 15,
                               1972

              10.37*       --  Lease Agreement between LPD Salt Lake Assoc. and
                               Safeway Stores, Inc. dated as of March 15, 1978

              10.38*       --  Lease Agreement between SFG and Flav-O-Rich, Inc.
                               dated February 28, 1995

              10.39**      -- Amendment No. 2 dated as of September 9, 1998 to
                               the Credit Agreement dated as of September 4,
                               1997, among Southern Foods Group, L.P., certain
                               lenders and The Chase Manhattan Bank as
                               Administrative Agent.

              10.40***     -- Amendment No. 1 dated as of December 22, 1997 to
                               the Credit Agreement dated as of September 4,
                               1997, among Southern Foods Group, L.P., certain
                               lenders and The Chase Manhattan Bank as
                               Administrative Agent.

              10.41***     -- Amendment No. 3 dated as of December 7, 1998 to
                               the Credit Agreement dated as of September 4,
                               1997, among Southern Foods Group, L.P., certain
                               lenders and The Chase Manhattan Bank as
                               Administrative Agent.

              21.1***      -- Subsidiaries of Registrant

              27.1***      -- Southern Foods Group, L.P. Financial Data Schedule

* Incorporated by reference to the Registrant's Registration Statement on Form S-4 (No. 333-49289).

**   Incorporated by reference to the Registrant's September 30, 1998 Form 10-Q.

***  Filed herewith.