Form 10-Q
period 1999-03-31
SOUTHERN FOODS GROUP L P
filed 1999-05-14
CIK 1058604

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______ TO _______

Commission file number:  333-49289


                           SOUTHERN FOODS GROUP, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                     75-2571364
    -------------------------------                     -------------------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)

   3114 SOUTH HASKELL, DALLAS, TEXAS                          75223
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)

                                 (214) 824-8163
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
         ---------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No     .
                                      -----   -----

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           SOUTHERN FOODS GROUP, L.P.

                                 BALANCE SHEETS

                                 (in thousands)


                                                            March 31,      December 31,
                                                              1999            1998
                                                          ------------    ------------
                           ASSETS                          (unaudited)

Current assets:
     Cash and cash equivalents .........................  $      4,708    $      8,827
     Accounts receivable, net ..........................       106,469          92,209
     Inventories .......................................        33,804          34,205
     Prepaid expenses and other assets .................         3,742           4,846
                                                          ------------    ------------
               Total current assets ....................       148,723         140,087
                                                          ------------    ------------

Property, plant and equipment, at cost .................       219,859         213,597
     Less:  accumulated depreciation and amortization ..       (41,892)        (37,312)
                                                          ------------    ------------
                                                               177,967         176,285
                                                          ------------    ------------

Goodwill, net of accumulated amortization ..............       231,323         229,512
Trademarks and licenses, net ...........................       101,004         101,529
Deferred financing costs, net ..........................        11,612          11,929
Other assets ...........................................         5,049           2,066
                                                          ------------    ------------
               Total assets ............................  $    675,678    $    661,408
                                                          ============    ============

               LIABILITIES AND PARTNERS' EQUITY

Current liabilities:
     Raw milk accrual ..................................  $     42,239    $     32,035
     Accounts payable ..................................        46,735          46,464
     Accrued expenses ..................................        48,396          47,845
     Current portion of long-term debt .................         1,209             600
                                                          ------------    ------------
               Total current liabilities ...............       138,579         126,944

Long-term debt .........................................       310,803         313,608
Other long-term liabilities ............................        11,849          10,784
Commitments and contingencies ..........................            --              --

Partners' equity .......................................       214,447         210,072
                                                          ------------    ------------
               Total liabilities and partners' equity ..  $    675,678    $    661,408
                                                          ============    ============

      The accompanying notes are an integral part of these financial statements.

                           SOUTHERN FOODS GROUP, L.P.

                              STATEMENTS OF INCOME

                           (unaudited - in thousands)


                                                     For the three months
                                                        ended March 31,
                                                ----------------------------
                                                    1999            1998
                                                ------------    ------------

Net sales ...................................   $    330,604    $    272,025
Cost of sales ...............................        258,074         205,751
                                                ------------    ------------

                                                      72,530          66,274
                                                ------------    ------------

Selling, distribution and general
   and administrative expenses ..............         54,214          49,932
Amortization of goodwill and other
   intangible assets ........................          3,763           3,685
                                                ------------    ------------

Income from operations ......................         14,553          12,657

   Interest expense .........................          7,327           8,124
   Other (income) expense, net ..............           (284)           (370)
                                                ------------    ------------

Net income ..................................   $      7,510    $      4,903
                                                ============    ============


   The accompanying notes are an integral part of these financial statements.

                           SOUTHERN FOODS GROUP, L.P.

                         STATEMENTS OF PARTNERS' EQUITY

                           (unaudited - in thousands)


                                                 Preferred                Common
                                                ------------    ---------------------------
                                                  Limited         General        Limited
                                                  Partner         Partner        Partner          Total
                                                ------------    ------------   ------------    ------------

Partners' equity, December 31, 1998 .........   $    201,514    $        419   $      8,139    $    210,072
     Conversion of common equity
         to preferred .......................          1,700              --         (1,700)             --
     Distributions ..........................         (1,437)             --         (1,698)         (3,135)
     Net income .............................          6,474              10          1,026           7,510
                                                ------------    ------------   ------------    ------------
Partners' equity, March 31, 1999 ............   $    208,251    $        429   $      5,767    $    214,447
                                                ============    ============   ============    ============


   The accompanying notes are an integral part of these financial statements.

                           SOUTHERN FOODS GROUP, L.P.

                            STATEMENTS OF CASH FLOWS

                           (unaudited - in thousands)

                                                      For the three months ended
                                                     ----------------------------
                                                       March 31,       March 31,
                                                         1999            1998
                                                     ------------    ------------

Net cash provided by operating activities ........   $     12,669    $     13,452
                                                     ------------    ------------

Cash flows from investing activities:
Acquisitions, net of cash acquired ...............         (4,800)             --
Additions to property, plant and equipment .......         (6,657)         (2,239)
Decrease in other assets .........................             --             381
                                                     ------------    ------------

Net cash used in investing activities ............        (11,457)         (1,858)
                                                     ------------    ------------

Cash flows from financing activities:
Repayments - long-term debt ......................           (196)           (596)
Net repayments - revolving credit facility .......         (2,000)        (13,500)
Partner distributions - preferred equity .........         (1,437)             --
Partner contributions - common equity ............             --             119
Partner distributions - common equity ............         (1,698)           (362)
                                                     ------------    ------------

Net cash used in financing activities ............         (5,331)        (14,339)
                                                     ------------    ------------

Net decrease in cash .............................         (4,119)         (2,745)
Cash at beginning of period ......................          8,827           4,747
                                                     ------------    ------------

Cash at end of period ............................   $      4,708    $      2,002
                                                     ============    ============

Cash paid during the period for interest .........   $      9,374    $     11,145



   The accompanying notes are an integral part of these financial statements.

                           SOUTHERN FOODS GROUP, L.P.
                          NOTES TO FINANCIAL STATEMENTS



1.   BASIS OF PRESENTATION

     The consolidated financial statements of Southern Foods Group, L.P. ("SFG" or the "Partnership") included herein have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC's rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Partnership's 1998 Annual Report on Form 10-K. No significant accounting changes have occurred during the three months ended March 31, 1999.

2.   INVENTORIES

     A summary of inventories is as follows (in thousands):

                                               March 31,         December 31,
                                                 1999                1998
                                            --------------      -------------
          Finished goods.................   $       17,731      $      16,551
          Packaging and supplies.........            1,358              4,709
          Raw materials..................           13,682             11,896
          Truck parts....................            1,033              1,049
                                            --------------      -------------
                                            $       33,804      $      34,205
                                            ==============      =============

3.   EQUITY TRANSACTIONS

     In accordance with SFG's partnership agreement, the Partnership made tax payment distributions to the management owner totalling $1.7 million for the three months ended March 31, 1999. As also required by the partnership agreement, the Partnership converted equal amounts of DFA's limited partner common equity to Series E Preferred Interests with a cumulative return of 10%. In January 1999, the Partnership distributed $1.4 million in payment of preferred return on the Series D Preferred Interests. The total stated value of Preferred Interests outstanding at March 31, 1999 was $270.8 million, including unpaid preferred returns.

4.   STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     GENERAL

     The Partnership owns 27 facilities which process and distribute fluid milk products, cultured products, ice cream products, fruit juices and drinks and other dairy related products. The majority of the Partnership's sales are from fluid milk products, which include fresh packaged milk and chocolate milk in whole, reduced fat and fat-free varieties, whipping cream, half-and-half and buttermilk. These products are produced and marketed primarily under the Schepps, Oak Farms, Meadow Gold, Mountain High, Viva, Foremost, Flav-O-Rich, Borden, Barbe's Dairy and Brown's Velvet Dairy brand names, as well as various private labels. The Partnership produces cultured products, such as sour cream, cottage cheese and yogurt, as well as ice cream and fruit juices and drinks under its brand names, various private labels and third-party labels. The Partnership also distributes cultured products, fruit juices and drinks, ice cream products and other dairy related products such as cheese, eggs, butter and non-dairy creamers purchased from third parties.

     The comparability of sales and gross profit between the quarters ended March 31, 1999 and 1998 are significantly impacted by an increase in raw milk costs. The average federal market order price of Class I fluid milk (raw milk) increased over 20% in the first quarter of 1999 as compared to the same quarter of the prior year. The Partnership experienced higher sales as the higher raw milk costs are generally passed on to customers. However, the corresponding increase in cost of sales results in a decrease in the gross profit percentage. The comparability of results between quarters is also impacted by the acquisitions of the dairy and juice processing operations of Excelsior Dairy in Hawaii in July 1998, the acquisition of the dairy processing plant and distribution operations in Huntsville, Alabama from Dean Foods Company in August 1998, and the acquisition of the dairy operations of Haleakala Dairy in Hawaii in January 1999.

                              RESULTS OF OPERATIONS

Quarter Ended March 31, 1999 Compared to the Quarter Ended March 31, 1998

     The Partnership's net sales were $330.6 million for the quarter ended March 31, 1999, an increase of $58.6 million, or 22%, over the first quarter of 1998. This increase is due primarily to the increase in raw milk cost which resulted in higher average product prices. Net sales also increased due to additional sales volumes from the acquired businesses, and growth in the Partnership's existing and new customer base.

     The Partnership's gross profit was $72.5 million for the quarter ended March 31, 1999, an increase of $6.3 million, or 9%, over the quarter ended March 31, 1998. The increase in gross margin is attributable to the increase in sales volume. The decrease in the gross profit percentage is due to the increase in raw milk costs.

     The Partnership's selling, general and administrative expenses of $54.2 million for the quarter ended March 31, 1999 were $4.3 million, or 9%, higher than the same quarter of 1998. The increase is attributable primarily to the acquired businesses, along with the general increase in selling activity.

     Interest expense during the first quarter of 1999 decreased $.8 million, or 10%, from the first quarter of 1998 due to lower average interest rates and a decline in average debt outstanding.

                         LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities of $12.7 million for the quarter ended March 31, 1999 was $.8 million lower than the quarter ended March 31, 1998, due primarily to decreased cash provided by working capital changes. Cash and cash equivalents on hand at March 31, 1999 were $4.7 million compared to $8.8 million at December 31, 1998.

     Cash used in investing activities for the quarter ended March 31, 1999 of $11.5 million was $9.6 million higher than the quarter ended March 31, 1998 due to the acquisition of Haleakala Dairy for $4.8 million in January 1999 and an increase in capital expenditures of $4.4 million.

     Cash used in financing activities was $5.3 million for the quarter ended March 31, 1999, primarily as a result of the net repayment of revolving loans of $2.0 million and distributions to partners of $3.1 million. Cash used in financing activities of $14.3 million for the quarter ended March 31, 1998 was primarily a result of net repayments of revolving loans of $13.5 million.

     The Partnership's total debt at March 31, 1999 was $312.0 million. The $130.8 million of the Partnership's senior subordinated notes (the "Notes") which remain outstanding bear interest at a rate of 9 7/8%, payable semi-annually each March 1 and September 1, and mature September 1, 2007. The term loan portions of the Partnership's Senior Bank Facilities consist of borrowings under two tranches, Tranche A for $73.2 million and Tranche B for $87.3 million. Both tranches bear interest at variable rates, which weighted average rates were 7.03% and 8.03% for Tranche A and Tranche B, respectively, at March 31, 1999. At March 31, 1999, $20.0 million of revolving loans and $0.1 million of letters of credit were outstanding under the Partnership's $60 million revolving credit facility.

     Interest payments on the Notes and on the Senior Bank Facilities represent significant liquidity requirements for the Partnership. The Partnership anticipates that the Notes will require annual interest payments of approximately $12.9 million and the Senior Bank Facilities will require substantial interest payments based on the unamortized loan balance and variable interest rates in effect (approximately $13.6 million annually based on March 31, 1999 balances and applicable interest rates). In addition to its debt service obligations, the Partnership will require liquidity for capital expenditures and working capital needs. Management believes that the cash flow generated from its operations, together with amounts available under the revolving credit facility, should be sufficient to fund its debt service requirements, working capital needs, anticipated capital expenditures and other operating expenses. The Partnership's future operating performance and ability to service or refinance the Notes and to extend or refinance the Senior Bank Facilities will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Partnership's control.

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

     The Partnership has begun, but not yet completed, a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Partnership and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. The Partnership faces the risk that third-parties which the Partnership relies upon for products or services will not be Year 2000 ready. Services provided by these parties include power, telecommunications and public utilities. Products include raw materials used in the processing or distribution of the Partnership's products. The Partnership will also be reliant upon the proper functioning of its banks for cash management services, and customers must be able to receive products and process information for invoicing and payment. A failure in any of these areas by third parties could result in the Partnership's inability to process and deliver its products to customers, or to exchange information required for the Partnership to receive or make payments. The Partnership also faces the risk that third parties could confirm their systems or products as being Year 2000 ready when they actually are not. The Partnership continues the process of identifying these risks and will include, where possible, mitigation of these risks in its contingency plan, which should be substantially completed by the end of the third quarter of 1999.

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

Uncertainties and Disclosure Regarding Forward-Looking Statements

     Certain statements in this report are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward looking statements include all statements other than those of historical fact. Those statements may be found in Management's Discussion and Analysis of Financial Condition and Results of Operations. These statements involve risks and uncertainties which may cause actual results to differ materially from the forward looking statements. Among the risks or uncertainties faced by the Partnership are heightened competition, including specifically the intensification of price competition; adverse state and federal legislation and regulation; loss of key executives; general economic and business conditions if they are less favorable than expected; unanticipated changes in industry trends; the ability of the Partnership to sustain, manage or forecast its growth; the entry of new competitors and the development of new products or services by new and existing competitors; failure to obtain new customers or failure to retain existing customers; the inability to carry out marketing and sales plans; the loss of significant suppliers; business disruptions; changes in business strategy or development plans; liability and other claims asserted against the Partnership; the ability to attract and retain qualified personnel; and other statements made in this report may include additional factors which could adversely impact the Partnership's business and financial performance. Moreover, the Partnership operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Partnership's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward looking statements. Given these risks and uncertainties, undue reliance should not be placed on forward looking statements as a prediction of actual results.

                           PART II. OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.42    Release of Claims, Confidentiality and Non-Competition
                   Agreement
          10.43    Change in Control Agreement
          10.44    1998 Unit Appreciation Rights Plan
          10.45    Executive Medical Agreement
          27.1     Article 5 Financial Data Schedule

     (b)  Reports on Form 8-K

          None.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SOUTHERN FOODS GROUP, L.P.
                                            -----------------------------------
                                            (Registrant)


Date: May 14, 1999                          By: /s/  PATRICK K. FORD
                                            -----------------------------------
                                            Patrick K. Ford
                                            Chief Financial Officer, Secretary
                                            and Treasurer

                               INDEX TO EXHIBITS

Exhibit
Number        Description
-------       -----------
 10.42        Release of Claims, Confidentiality and Non-Competition Agreement
 10.43        Change in Control Agreement
 10.44        1998 Unit Appreciation Rights Plan
 10.45        Executive Medical Agreement
 27.1         Article 5 Financial Data Schedule