Form 10-Q
period 1999-06-30
SOUTHERN FOODS GROUP L P
filed 1999-08-16
CIK 1058604

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM         TO
                               -------    -------

Commission file number:  333-49289


                           SOUTHERN FOODS GROUP, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                         75-2571364
 -------------------------------                         -------------------
 (State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          Identification No.)

   3114 SOUTH HASKELL, DALLAS, TEXAS                          75223
---------------------------------------                     ----------
(Address of principal executive offices)                    (Zip Code)

                                 (214) 824-8163
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
       --------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report.)

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           SOUTHERN FOODS GROUP, L.P.

                                 BALANCE SHEETS

                                 (in thousands)

                                     ASSETS
                                                                June 30,       December 31,
                                                                 1999              1998
                                                               ------------    ------------
                                                               (unaudited)
Current assets:
     Cash and cash equivalents .............................   $      7,491    $      8,827
     Accounts receivable, net ..............................         82,666          92,209
     Inventories ...........................................         31,743          34,205
     Prepaid expenses and other assets .....................          3,235           4,846
                                                               ------------    ------------
               Total current assets ........................        125,135         140,087
                                                               ------------    ------------

Property, plant and equipment, at cost .....................        226,284         213,597
     Less:  accumulated depreciation and amortization ......        (45,500)        (37,312)
                                                               ------------    ------------
                                                                    180,784         176,285
                                                               ------------    ------------

Goodwill, net of accumulated amortization ..................        227,045         229,512
Trademarks and licenses, net ...............................        100,339         101,529
Deferred financing costs, net ..............................         11,231          11,929
Other assets ...............................................          4,553           2,066
                                                               ------------    ------------
               Total assets ................................   $    649,087    $    661,408
                                                               ============    ============

                        LIABILITIES AND PARTNERS' EQUITY

Current liabilities:
     Raw milk accrual ......................................   $     26,763    $     32,035
     Accounts payable ......................................         41,064          46,464
     Accrued expenses ......................................         58,932          47,845
     Current portion of long-term debt .....................            368             600
                                                               ------------    ------------
               Total current liabilities ...................        127,127         126,944

Long-term debt .............................................        286,847         313,608
Other long-term liabilities ................................         11,923          10,784
Commitments and contingencies ..............................           --              --

Partners' equity ...........................................        223,190         210,072
                                                               ------------    ------------
               Total liabilities and partners' equity ......   $    649,087    $    661,408
                                                               ============    ============

   The accompanying notes are an integral part of these financial statements.

                           SOUTHERN FOODS GROUP, L.P.

                              STATEMENTS OF INCOME

                           (unaudited - in thousands)


                                                     For the three months       For the six months
                                                         ended June 30,            ended June 30,
                                                     ----------------------    ----------------------
                                                       1999          1998        1999         1998
                                                     ---------    ---------    ---------    ---------
Net sales ........................................   $ 302,413    $ 277,648    $ 633,017    $ 549,673
Cost of sales ....................................     221,109      207,816      479,183      413,568
                                                     ---------    ---------    ---------    ---------

                                                        81,304       69,832      153,834      136,105
                                                     ---------    ---------    ---------    ---------

Selling, distribution and general
     and administrative expenses .................      60,717       52,672      114,931      102,604
Amortization of goodwill and other
     intangible assets ...........................       3,846        3,747        7,609        7,432
                                                     ---------    ---------    ---------    ---------

Income from operations ...........................      16,741       13,413       31,294       26,069

     Interest expense ............................       6,987        7,768       14,314       15,892
     Other (income) expense, net .................        (253)        (542)        (537)        (912)
                                                     ---------    ---------    ---------    ---------

Net income .......................................   $  10,007    $   6,187    $  17,517    $  11,089
                                                     =========    =========    =========    =========


   The accompanying notes are an integral part of these financial statements.

                           SOUTHERN FOODS GROUP, L.P.

                         STATEMENTS OF PARTNERS' EQUITY

                           (unaudited - in thousands)


                                                                         Common
                                                 Preferred      ----------------------------
                                                  Limited         General        Limited
                                                  Partner         Partner        Partner            Total
                                                ------------    ------------    ------------    ------------
Partners' equity, December 31, 1998 .........   $    201,514    $        419    $      8,139    $    210,072
     Conversion of common equity
         to preferred .......................          2,958            --            (2,958)           --
     Distributions ..........................         (1,437)             (6)         (2,956)         (4,399)
     Net income .............................         13,032              45           4,440          17,517
                                                ------------    ------------    ------------    ------------
Partners' equity, June 30, 1999 .............   $    216,067    $        458    $      6,665    $    223,190
                                                ============    ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

                           SOUTHERN FOODS GROUP, L.P.

                            STATEMENTS OF CASH FLOWS

                           (unaudited - in thousands)


                                                          For the six months ended
                                                       ----------------------------
                                                          June 30,       June 30,
                                                           1999            1998
                                                       ------------    ------------
Net cash provided by operating activities ..........         48,307          36,536
                                                       ------------    ------------

Cash flows from investing activities:
Acquisitions, net of cash acquired .................         (4,800)           --
Additions to property, plant and equipment .........        (13,451)         (5,824)
Decrease in other assets ...........................                          1,018
                                                       ------------    ------------
Net cash used in investing activities ..............        (18,251)         (4,806)
                                                       ------------    ------------

Cash flows from financing activities:
Repayments - long-term debt ........................        (20,393)           (644)
Net repayments - revolving credit facility .........         (6,600)        (14,300)
Partner contributions - common equity ..............                            119
Partner distributions - common equity ..............         (4,399)         (2,495)
                                                       ------------    ------------
Net cash used in financing activities ..............        (31,392)        (17,320)
                                                       ------------    ------------

Net increase (decrease) in cash ....................         (1,336)         14,410
Cash at beginning of period ........................          8,827           4,747
                                                       ------------    ------------
Cash at end of period ..............................   $      7,491    $     19,157
                                                       ============    ============

Cash paid during the period for interest ...........   $     12,816    $     15,064



   The accompanying notes are an integral part of these financial statements.

                           SOUTHERN FOODS GROUP, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

     The consolidated financial statements of Southern Foods Group, L.P. ("SFG" or the "Partnership") included herein have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC's rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Partnership's 1998 Annual Report on Form 10-K. No significant accounting changes have occurred during the six months ended June 30, 1999.

2.       INVENTORIES

     A summary of inventories is as follows (in thousands):


                                               June 30,          December 31,
                                                 1999                1998
                                            --------------      -------------
          Finished goods.................   $       15,810      $      16,551
          Packaging and supplies.........            1,243              4,709
          Raw materials..................           13,598             11,896
          Truck parts....................            1,092              1,049
                                            --------------      -------------
                                            $       31,743      $      34,205
                                            ==============      =============

3.       EQUITY TRANSACTIONS

     In accordance with SFG's partnership agreement, the Partnership made tax payment distributions to the management owner totalling $2.0 million for the six months ended June 30, 1999. As also required by the partnership agreement, the Partnership converted equal amounts of DFA's limited partner common equity to Series E Preferred Interests with a cumulative return of 10%. In January 1999, the Partnership distributed $1.4 million in payment of preferred return on the Series D Preferred Interests. In June 1999, the Partnership recorded a distribution to DFA of approximately $1.0 million for final settlement of 1994 federal income taxes for Southern Foods Group, Inc., the predecessor of the Partnership. As required by the partnership agreement, the Partnership converted equal amounts of the management owner's limited partner common equity to Series E Preferred Interests with a cumulative return of 10%. The total stated value of Preferred Interests outstanding at June 30, 1999 was approximately $279 million, including unpaid preferred returns.

4.       STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This new standard is effective for fiscal years beginning after June 15, 2000 (January 1, 2001 for the Partnership). SFAS 133 requires that all derivative financial instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Partnership has not yet adopted this new standard or completed its evaluation of the impact of such adoption.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     GENERAL

     The Partnership owns 26 facilities which process and distribute fluid milk products, cultured products, ice cream products, fruit juices and drinks and other dairy related products. The majority of the Partnership's sales are from fluid milk products, which include fresh packaged milk and chocolate milk in whole, reduced fat and fat-free varieties, whipping cream, half-and-half and buttermilk. These products are produced and marketed primarily under the Schepps, Oak Farms, Meadow Gold, Mountain High, Viva, Foremost, Flav-O-Rich, Borden, Barbe's Dairy and Brown's Velvet Dairy brand names, as well as various private labels. The Partnership produces cultured products, such as sour cream, cottage cheese and yogurt, as well as ice cream and fruit juices and drinks under its brand names, various private labels and third-party labels. The Partnership also distributes cultured products, fruit juices and drinks, ice cream products and other dairy related products such as cheese, eggs, butter and non-dairy creamers purchased from third parties.

     The comparability of results between periods is significantly impacted by the acquisitions of the dairy and juice processing operations of Excelsior Dairy in Hawaii in July 1998, the acquisition of the dairy processing plant and distribution operations in Huntsville, Alabama from Dean Foods Company in August 1998, and the acquisition of the dairy operations of Haleakala Dairy in Hawaii in January 1999.

                              RESULTS OF OPERATIONS

Quarter and Six Months Ended June 30, 1999 Compared to the Quarter and Six Months Ended June 30, 1998

     The Partnership's net sales were $302.4 million for the quarter ended June 30, 1999, an increase of $24.8 million, or 8.9%, over the quarter ended June 30, 1998. Net sales for the six months ended June 30, 1999 were $633.0 million, an increase of 15.2% over the prior year. This increase is due primarily to additional sales volumes from the acquired businesses and growth in the Partnership's existing and new customer base.

     The Partnership's gross profit was $81.3 million for the quarter ended June 30, 1999, an increase of $11.5 million, or 16.4%, over the quarter ended June 30, 1998. Gross profit for the six months ended June 30, 1999 was $153.9 million, an increase of 13.0% over the prior year. The increase in gross profit is primarily attributable to the increase in sales volume.

     The Partnership's selling, general and administrative expenses were $60.7 million for the quarter ended June 30, 1999, an increase of $8.0 million, or 15.3%, over the quarter ended June 30, 1998. Selling, general and administrative expenses for the six months ended June 30, 1999 were $114.9 million, an increase of 12.0% over the prior year. The increase is attributable primarily to the acquired businesses, along with the general increase in selling activity.

     The Partnership's interest expense was $7.0 million for the quarter ended June 30, 1999, an decrease of 0.8 million, or 10.1%, from the quarter ended June 30, 1998. Interest expense for the six months ended June 30, 1999 was $14.3 million, a decrease of 9.9% from the prior year. The decrease in interest expense is due to lower average interest rates and a decline in average debt outstanding.

                         LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities of $48.3 million for the six months ended June 30, 1999 was $11.8 million higher than the six months ended June 30, 1998, due primarily to higher net income and an increase in cash provided by working capital changes. Cash and cash equivalents on hand at June 30, 1999 were $7.5 million compared to $8.8 million at December 31, 1998.

     Cash used in investing activities for the six months ended June 30, 1999 of $18.2 million was $13.4 million higher than the six months ended June 30, 1998 due primarily to the acquisition of Haleakala Dairy for $4.8 million in January 1999 and an increase in capital expenditures of $7.6 million.

     Cash used in financing activities was $31.4 million for the six months ended June 30, 1999, primarily as a result of the net repayment of long-term debt and revolving loans of $27.0 million and distributions to partners of $4.4 million. Cash used in financing activities of $17.3 million for the six months ended June 30, 1998 was primarily a result of net repayments of long-term debt and revolving loans of $14.9 million and distributions to partners of $2.5 million.

     The Partnership's total debt at June 30, 1999 was $287.2 million. The $130.8 million of the Partnership's senior subordinated notes (the "Notes") which remain outstanding bear interest at a rate of 9 7/8%, payable semi-annually each March 1 and September 1, and mature September 1, 2007. The term loan portions of the Partnership's Senior Bank Facilities consist of borrowings under two tranches, Tranche A for $63.2 million and Tranche B for $77.3 million. Both tranches bear interest at variable rates, which weighted average rates were 7.02% and 8.06% for Tranche A and Tranche B, respectively, at June 30, 1999. At June 30, 1999, $15.4 million of revolving loans and $0.1 million of letters of credit were outstanding under the Partnership's $60 million revolving credit facility.

     Interest payments on the Notes and on the Senior Bank Facilities represent significant liquidity requirements for the Partnership. The Partnership anticipates that the Notes will require annual interest payments of approximately $12.9 million and the Senior Bank Facilities will require substantial interest payments based on the unamortized loan balance and variable interest rates in effect (approximately $12.0 million annually based on June 30, 1999 balances and applicable interest rates). In addition to its debt service obligations, the Partnership will require liquidity for capital expenditures and working capital needs. Management believes that the cash flow generated from its operations, together with amounts available under the revolving credit facility, should be sufficient to fund its debt service requirements, working capital needs, anticipated capital expenditures and other operating expenses. The Partnership's future operating performance and ability to service or refinance the Notes and to extend or refinance the Senior Bank Facilities will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Partnership's control.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In its normal operations, the Partnership has market risk exposure to interest rates due to its interest bearing debt obligations and interest rate collars, which were entered into for purposes other than trading purposes. The Partnership has performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates applied to the interest rate exposures described above. As of June 30, 1999, the analysis indicated that such interest rate movement would not have a material effect on the Partnership's financial position, results of operations or cash flows. However, actual gains and losses in the future may differ materially from that analysis based on changes in the timing and amount of interest rate movements and the Partnership's actual exposure and hedges.

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

                                             SOUTHERN FOODS GROUP, L.P.
                                             (Registrant)


Date:  August 16, 1999                       By: /s/  PATRICK K. FORD
                                             ----------------------------------
                                             Patrick K. Ford
                                             Chief Financial Officer, Secretary
                                             and Treasurer

                               INDEX TO EXHIBITS

Exhibit No.              Description
-----------              -----------
  27.1                   Article 5 Financial Data Schedule