Form 10-Q
period 1999-09-30
SOUTHERN FOODS GROUP L P
filed 1999-11-15
CIK 1058604

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           SOUTHERN FOODS GROUP, L.P.

                                 BALANCE SHEETS

                                 (in thousands)

                           ASSETS
                                                            September 30,       December 31,
                                                                1999                1998
                                                            -------------       -------------
                                                             (unaudited)
Current assets:
     Cash and cash equivalents...........................   $       9,471       $       8,827
     Accounts receivable, net............................          98,728              92,209
     Inventories.........................................          35,200              34,205
     Prepaid expenses and other assets...................           6,033               4,846
                                                            -------------       -------------
               Total current assets......................         149,432             140,087
                                                            -------------       -------------

Property, plant and equipment, at cost...................         231,156             213,597
     Less:  accumulated depreciation and amortization....         (50,338)            (37,312)
                                                            -------------       -------------
                                                                  180,818             176,285
                                                            -------------       -------------

Goodwill, net of accumulated amortization................         223,821             229,512
Trademarks and licenses, net.............................          99,674             101,529
Deferred financing costs, net............................          10,850              11,929
Other assets   ..........................................           4,034               2,066
                                                            -------------       -------------
               Total assets..............................   $     668,629       $     661,408
                                                            =============       =============

               LIABILITIES AND PARTNERS' EQUITY

Current liabilities:
     Raw milk accrual....................................   $      29,272       $      32,035
     Accounts payable....................................          39,498              46,464
     Accrued expenses....................................          57,486              47,845
     Current portion of long-term debt...................           1,187                 600
                                                            -------------       -------------
               Total current liabilities.................         127,443             126,944

Long-term debt ..........................................         298,289             313,608
Other long-term liabilities..............................          12,072              10,784
Commitments and contingencies ...........................            --                  --

Partners' equity.........................................         230,825             210,072
                                                            -------------       -------------
               Total liabilities and partners' equity....   $     668,629       $     661,408
                                                            =============       =============

   The accompanying notes are an integral part of these financial statements.

                           SOUTHERN FOODS GROUP, L.P.

                              STATEMENTS OF INCOME

                           (unaudited - in thousands)

                                         For the three months       For the nine months
                                          ended September 30,       ended September 30,
                                        ----------------------    ----------------------
                                          1999          1998         1999         1998
                                        ---------    ---------    ---------     --------
Net sales.............................  $ 316,959    $ 291,742    $ 949,976     $841,415
Cost of sales.........................    236,588      219,894      715,771      633,462
                                        ---------    ---------    ---------     --------

                                           80,371       71,848      234,205      207,953
                                        ---------    ---------    ---------     --------

Selling, distribution and general
     and administrative expenses......     58,602       53,907      173,533      156,511
Amortization of goodwill and other
     intangible assets................      3,841        3,794       11,450       11,226
                                        ---------    ---------    ---------     --------

Income from operations................     17,928       14,147       49,222       40,216

     Interest expense.................      6,775        8,148       21,089       24,040
     Other (income) expense, net......       (653)        (205)      (1,190)      (1,117)
                                        ---------    ---------    ---------     --------

Net income............................  $  11,806    $   6,204    $  29,323     $ 17,293
                                        =========    =========    =========     ========


   The accompanying notes are an integral part of these financial statements.

                           SOUTHERN FOODS GROUP, L.P.

                         STATEMENTS OF PARTNERS' EQUITY

                           (unaudited - in thousands)

                                                             Common
                                        Preferred    ----------------------
                                         Limited       General    Limited
                                         Partner       Partner     Partner       Total
                                        ---------    ---------    ---------     --------
Partners' equity, December 31, 1998...  $ 201,514    $     419    $   8,139     $210,072
     Conversion of common equity
         to preferred.................      4,760            -       (4,760)           -
     Distributions....................     (2,850)          (6)      (5,714)      (8,570)
     Net income.......................     19,968           94        9,261       29,323
                                        ---------    ---------    ---------     --------
Partners' equity, September 30, 1999..  $ 223,392    $     507    $   6,926     $230,825
                                        =========    =========    =========     ========


   The accompanying notes are an integral part of these financial statements.

                           SOUTHERN FOODS GROUP, L.P.

                            STATEMENTS OF CASH FLOWS

                           (unaudited - in thousands)

                                                                For the nine months ended
                                                            September 30,       September 30,
                                                                1999                1998
                                                            -------------       -------------
Net cash provided by operating activities...............    $      47,288       $      49,773
                                                            -------------       -------------

Cash flows from investing activities:
Acquisitions, net of cash acquired......................           (4,800)             (6,219)
Additions to property, plant and equipment..............          (18,542)            (10,174)
Decrease in other assets................................                                  950
                                                            -------------       -------------
Net cash used in investing activities...................          (23,342)            (15,443)
                                                            -------------       -------------

Cash flows from financing activities:
Repayments - long-term debt.............................          (39,732)            (20,863)
Repurchase of Subordinated notes .......................                -             (19,230)
Net borrowings - revolving credit facility..............           25,000              13,100
Payment of debt issuance costs..........................                -                (979)
Partner distributions - preferred equity................           (2,850)             (2,386)
Partner distributions - common equity...................           (5,720)             (3,309)
                                                            -------------       -------------
Net cash used in financing activities...................          (23,302)            (33,667)
                                                            -------------       -------------

Net increase (decrease) in cash.........................              644                 663
Cash at beginning of period.............................            8,827               4,747
                                                            -------------       -------------
Cash at end of period...................................    $       9,471       $       5,410
                                                            =============       =============

Cash paid during the period for interest................    $      22,589       $      27,089


   The accompanying notes are an integral part of these financial statements.

                           SOUTHERN FOODS GROUP, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The consolidated financial statements of Southern Foods Group, L.P. ("SFG" or the "Partnership") included herein have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC's rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Partnership's 1998 Annual Report on Form 10-K. No significant accounting changes have occurred during the nine months ended September 30, 1999.

2.   INVENTORIES

     A summary of inventories is as follows (in thousands):

                                             September 30,       December 31,
                                                 1999                1998
                                            --------------      -------------
          Finished goods.................   $       17,685      $      16,551
          Packaging and supplies.........            1,317              4,709
          Raw materials..................           15,063             11,896
          Truck parts....................            1,135              1,049
                                            --------------      -------------
                                            $       35,200      $      34,205
                                            ==============      =============

3.   EQUITY TRANSACTIONS

     In accordance with SFG's partnership agreement, the Partnership made tax payment distributions to the management owner totalling $4.8 million for the nine months ended September 30, 1999. As also required by the partnership agreement, the Partnership converted equal amounts of DFA's limited partner common equity to Series E Preferred Interests with a cumulative return of 10%. During the nine months ended September 30, 1999, the Partnership distributed $2.8 million in payment of preferred return on the Series D Preferred Interests. In June 1999, the Partnership recorded a distribution to DFA of approximately $1.0 million for final settlement of 1994 federal income taxes for Southern Foods Group, Inc., the predecessor of the Partnership. The total stated value of Preferred Interests outstanding at September 30, 1999 was approximately $291 million, including unpaid preferred returns.

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

                           SOUTHERN FOODS GROUP, L.P.

5.   DEPRECIATION EXPENSE

     Depreciation expense was $5.0 million and $4.8 million for the quarters ended September 30, 1999 and 1998, respectively. Depreciation expense was $14.8 million and $13.8 million for the nine months ended September 30, 1999 and 1998, respectively.

6.   PROPOSED TRANSACTION WITH SUIZA FOODS CORPORATION

     On September 21, 1999, the Partnership issued a press release, a copy of which was filed as Exhibit 99.1 to the Partnership's Form 8-K filed September 30, 1999, announcing a proposed transaction which, if consummated, will result in the Partnership being owned by a joint venture to be formed between Dairy Farmers of America, Inc., one of the current owners of the Partnership, and Suiza Foods Corporation ("Suiza").

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

                              RESULTS OF OPERATIONS

Quarter and Nine Months Ended September 30, 1999 Compared to the Quarter and Nine Months Ended September 30, 1998

     The Partnership's net sales were $317.0 million for the quarter ended September 30, 1999, an increase of $25.2 million, or 8.6%, over the quarter ended September 30, 1998. Net sales for the nine months ended September 30, 1999 were $950.0 million, an increase of 12.9% over the prior year. This increase is due primarily to additional sales volumes from the acquired businesses and growth in the Partnership's existing and new customer base.

     The Partnership's gross profit was $80.4 million for the quarter ended September 30, 1999, an increase of $8.5 million, or 11.9%, over the quarter ended September 30, 1998. Gross profit for the nine months ended September 30, 1999 was $234.2 million, an increase of 12.6% over the prior year. The increase in gross profit is primarily attributable to the increase in sales volume.

     The Partnership's selling, general and administrative expenses were $58.6 million for the quarter ended September 30, 1999, an increase of $4.7 million, or 8.7%, over the quarter ended September 30, 1998. Selling, general and administrative expenses for the nine months ended September 30, 1999 were $173.5 million, an increase of 10.9% over the prior year. The increase is attributable primarily to the acquired businesses, along with the general increase in selling activity.

     The Partnership's interest expense was $6.8 million for the quarter ended September 30, 1999, a decrease of $1.4 million, or 16.9%, from the quarter ended September 30, 1998. Interest expense for the nine months ended September 30, 1999 was $21.1 million, a decrease of 12.2% from the prior year. The decrease in interest expense is due to lower average interest rates and a decline in average debt outstanding.

                         LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities of $47.3 million for the nine months ended September 30, 1999 was $2.5 million less than the nine months ended September 30, 1998, due primarily to a decrease in cash provided by working capital changes offset by higher net income. Cash and cash equivalents on hand at September 30, 1999 were $9.5 million compared to $8.8 million at December 31, 1998.

     Cash used in investing activities for the nine months ended September 30, 1999 of $23.3 million was $7.9 million higher than the nine months ended September 30, 1998 due primarily to an increase in capital expenditures of $8.4 million.

     Cash used in financing activities was $23.3 million for the nine months ended September 30, 1999, primarily as a result of the net repayment of long-term debt of $39.7 million and distributions to partners of $8.6 million offset by net borrowings under the revolving credit facility of $25.0 million. Cash used in financing activities of $33.7 million for the nine months ended September 30, 1998 was primarily a result of net repayments of long-term debt of $20.9 million, the repurchase of $19.2 million of the Partnership's Notes, and distributions to partners of $5.7 million, offset by net borrowings under the revolving credit facility of $13.1 million.

     The Partnership's total debt at September 30, 1999 was $299.5 million. The $130.8 million of the Partnership's senior subordinated notes (the "Notes") which remain outstanding bear interest at a rate of 9 7/8%, payable semi-annually each March 1 and September 1, and mature September 1, 2007. The term loan portions of the Partnership's Senior Bank Facilities consist of borrowings under two tranches, Tranche A for $55.2 million and Tranche B for $65.3 million. Both tranches bear interest at variable rates, which weighted average rates were 7.19% and 8.44% for Tranche A and Tranche B, respectively, at September 30, 1999. At September 30, 1999, $47.0 million of revolving loans and $0.1 million of letters of credit were outstanding under the Partnership's $60 million revolving credit facility.

     Interest payments on the Notes and on the Senior Bank Facilities represent significant liquidity requirements for the Partnership. The Partnership anticipates that the Notes will require annual interest payments of approximately $12.9 million and the Senior Bank Facilities will require substantial interest payments based on the unamortized loan balance and variable interest rates in effect (approximately $13.3 million annually based on September 30, 1999 balances and applicable interest rates). In addition to its debt service obligations, the Partnership will require liquidity for capital expenditures and working capital needs. Management believes that the cash flow generated from its operations, together with amounts available under the revolving credit facility, should be sufficient to fund its debt service requirements, working capital needs, anticipated capital expenditures and other operating expenses. The Partnership's future operating performance and ability to service or refinance the Notes and to extend or refinance the Senior Bank Facilities will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Partnership's control.

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

     The Partnership has begun, but not yet completed, a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Partnership and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. The Partnership faces the risk that third-parties which the Partnership relies upon for products or services will not be Year 2000 ready. Services provided by these parties include power, telecommunications and public utilities. Products include raw materials used in the processing or distribution of the Partnership's products. The Partnership will also be reliant upon the proper functioning of its banks for cash management services, and customers must be able to receive products and process information for invoicing and payment. A failure in any of these areas by third parties could result in the Partnership's inability to process and deliver its products to customers, or to exchange information required for the Partnership to receive or make payments. The Partnership also faces the risk that third parties could confirm their systems or products as being Year 2000 ready when they actually are not. The Partnership continues the process of identifying these risks and will include, where possible, mitigation of these risks in its contingency plan, which will be completed by December 1999.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In its normal operations, the Partnership has market risk exposure to interest rates due to its interest bearing debt obligations and interest rate collars, which were entered into for purposes other than trading purposes. The Partnership has performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates applied to the interest rate exposures described above. As of September 30, 1999, the analysis indicated that such interest rate movement would not have a material effect on the Partnership's financial position, results of operations or cash flows. However, actual gains and losses in the future may differ materially from that analysis based on changes in the timing and amount of interest rate movements and the Partnership's actual exposure and hedges.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         2.1 Amended and Restated Contribution Agreement, Plan of Merger and Purchase Agreement dated as of November 12, 1999 among the Partnership, Suiza, and Dairy Farmers of America, Inc., and their respective affiliates.

         10.46    *Retention Agreement dated September 19, 1999 between Patrick
                  K. Ford and the Partnership.

         10.47 *Amended and Restated Executive Employment Agreement dated September 19, 1999 between Pete Schenkel and the Partnership.

         27.1     Article 5 Financial Data Schedule

---------------

               * Previously filed as an exhibit to the Partnership's form 8-K filed September 30, 1999 and incorporated herein by reference.

    (b)  Reports on Form 8-K

         A report on Form 8-K, Item 5, Other Events, was filed by the Partnership on September 30, 1999 with respect to the proposed transaction with Suiza described in Item 1 above.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SOUTHERN FOODS GROUP, L.P.
                                     (Registrant)


Date:  November 15, 1999             By: /s/  PATRICK K. FORD
                                         ---------------------------------------
                                         Patrick K. Ford
                                         Chief Financial Officer, Secretary
                                         and Treasurer

                                 EXHIBIT INDEX


       EXHIBIT
         NO.                      DESCRIPTION
       -------                    -----------
         2.1      Amended and Restated Contribution Agreement, Plan of Merger
                  and Purchase Agreement dated as of November 12, 1999 among the
                  Partnership, Suiza, and Dairy Farmers of America, Inc., and
                  their respective affiliates.

         10.46    *Retention Agreement dated September 19, 1999 between Patrick
                  K. Ford and the Partnership.

         10.47    *Amended and Restated Executive Employment Agreement dated
                  September 19, 1999 between Pete Schenkel and the Partnership.

         27.1     Article 5 Financial Data Schedule

      -------------

               * Previously filed as an exhibit to the Partnership's form 8-K filed September 30, 1999 and incorporated herein by reference.