Form 10-K405
period 1999-12-31
SOUTHERN FOODS GROUP L P
filed 2000-03-17
CIK 1058604

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______ TO _______

Commission file number: 333-49289


                           SOUTHERN FOODS GROUP, L.P.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                      75-2571364
   -------------------------------                      ------------------
   (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

   3114 SOUTH HASKELL, DALLAS, TEXAS                           75223
----------------------------------------                ------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

                                 (214) 824-8163
              ----------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

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

No voting interest in the partnership was held by non-affiliates as of March 15, 2000.

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

     The dairy businesses owned by SFG have produced premium quality dairy products for over 50 years. These dairies process and distribute fluid milk products, cultured products, ice cream products and fruit juices and drinks under proprietary brand names, third party labels and private labels. SFG sells its products under a variety of proprietary brand names including SCHEPPS(R), OAK FARMS(R), MEADOW GOLD(R), MOUNTAIN HIGH(R), VIVA(R), BARBE'S(R) and BROWN'S VELVET DAIRY(R). The Partnership also sells products under licensed or partner brands including BORDEN(R), FLAV-O-RICH(R) AND FOREMOST(R). These brand names are widely recognized in their respective markets. The Partnership also distributes branded dairy products under various third party labels, as well as other dairy related products such as cheese, eggs, butter, margarine and non-dairy creamers.

Borden/Meadow Gold Contribution

     In September 1997, Dairy Farmers of America, Inc. ("DFA"), a former partner in the Partnership, acquired Borden/Meadow Gold Dairies Holdings, Inc. ("Holdings"), a subsidiary comprising the fluid milk operations of Borden, Inc. for $380 million. Holdings owned 1) the Meadow Gold Dairy operations located primarily in the Western United States and Hawaii and 2) other dairies in Texas, Louisiana and New Mexico (the "Borden Dairies") that manufacture and sell dairy products primarily under Borden trademarks. This acquisition was partially funded through new senior term debt (the "Senior Bank Facilities") obtained by DFA from a syndicate of lenders led by The Chase Manhattan Bank. Certain of these assets and liabilities, consisting of the Meadow Gold operations, were then contributed to the Partnership. In conjunction with the Meadow Gold contribution, the Partnership assumed the Senior Bank Facilities and issued non-voting, limited partner preferred interests ("Preferred Interests") to DFA with a stated amount and fair value of $90 million. The fair value of the net assets contributed to the Partnership was $265 million, including property, plant and equipment of $114 million and goodwill of $170 million.

     Concurrent with these transactions, the Partnership acquired the license to use certain trademarks owned by Borden, Inc. (the "Borden Trademarks") for $55 million and repaid the Partnership's existing bank debt and related party notes of approximately $92 million. The acquisition of the Borden Trademarks and the repayment of debt was funded through the issuance of $150 million of senior subordinated notes (the "Notes") and an equity contribution of $45 million from Mid-Am Capital, L.L.C., an affiliate of DFA, for Preferred Interests. The remaining proceeds, along with proceeds from the Senior Bank Facilities, were used to purchase the trademarks used in the Meadow Gold operations (the "Meadow Gold Trademarks") from an affiliate of DFA for $50 million. The results of the Meadow Gold operations are included in the Partnership's financial statements from September 4, 1997, the date of contribution.

     The license to use the Borden Trademarks (the "Borden License") grants to the Partnership the right to process, sell and distribute milk and certain other dairy products under the BORDEN(R), ELSIE(R) and related trademarks in all 50 of the United States and to sell and distribute such products in Mexico. The Borden License is subject to existing licenses which were assigned, along with related royalties, to the Partnership. In conjunction with the Borden Acquisition, Milk Products LLC ("Milk Products"), an unrelated entity, purchased the Borden Dairies from DFA and received a royalty-free sublicense to use the Borden Trademarks primarily in Texas, Louisiana and New Mexico. The terms of this sublicense are essentially the same as the Borden License. The purchase price allocated to the Borden Trademarks of $55 million does not include any value associated with the sublicense to Milk Products.

Suiza Transaction

     Effective January 1, 2000, DFA entered into a joint venture with Suiza Foods Corporation ("Suiza") in which they combined certain of their domestic fluid dairy operations into a newly formed venture, Suiza Dairy Group, L.P. DFA received a 33.8% ownership interest in Suiza Dairy Group, L.P. in exchange for the contribution of the operations of SFG and for the contribution of its investments in other joint ventures with Suiza. Suiza received a 66.2% ownership interest in Suiza Dairy Group, L.P. in exchange for the contribution of all of its domestic fluid dairy operations (other than in Puerto Rico). In connection with the Suiza transaction, Suiza Dairy Group, L.P. also acquired the management owner's entire ownership interest in the Partnership. This transaction will be accounted for as an acquisition of the Partnership using the purchase method of accounting. Accordingly, the assets and liabilities of the Partnership will be revalued as of the date of the acquisition.

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

Products

     The Partnership processes a variety of dairy products, fruit juices and drinks. The Partnership's product mix is heavily weighted towards fluid milk, which includes products such as fresh packaged milk and chocolate milk in whole, reduced fat and fat-free varieties, buttermilk, half-and-half and whipping cream. The Partnership also processes cultured products such as cottage cheese, sour cream and yogurt, and ice cream products such as ice cream, ice cream mixes and novelties. The Partnership sells these products under its branded labels, private labels and various third party labels. In addition to the products processed by the Partnership, the Partnership distributes a wide range of dairy and dairy related products produced by third parties.

Customers and Distribution

     SFG's customer base includes retail accounts, such as supermarkets and convenience stores, and food service accounts, such as restaurants, hotels, schools and hospitals. SFG sells products primarily through its own sales force. Independent distributors are also utilized mostly in rural areas. SFG processes its products in 30 dairy processing plants and distributes its products from those plants and from numerous distribution facilities. The Partnership delivers products primarily through its own fleet directly to customers. The dairy industry is somewhat seasonal in nature in that sales of fresh milk products somewhat decline in summer months as a result of decreased school milk sales, offset by increased sales of ice cream. During 1999, Albertson's, Inc. contributed approximately 13% to the Partnership's net sales and was the only customer which accounted for more than 10% of net sales.

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

    The Partnership has significant investments in the Meadow Gold and Borden Trademarks. The Partnership owns the Meadow Gold trademarks. The use of the Borden Trademarks are subject to the Borden License, which has an initial term of five years, but will be automatically renewed for unlimited five-year periods subject to the Partnership remaining in compliance with the terms of the license. The Partnership expects to benefit from this license over a period not less than the 40 year amortization period. However, if the license were to be terminated, the Partnership would record a charge to earnings in the period the decision to terminate the license occurred equal to the amount of the unamortized intangible asset, which was $52 million at December 31, 1999. The terms of the license agreement require the Partnership to maintain standards of appearance and quality of the Borden Trademarks and the related products.

    Management is not aware of any facts that would materially adversely impact continuing use of the trademarks and tradenames currently utilized by the Partnership.

Competition

    The Partnership's processing and distribution businesses are subject to competition from other regional dairy processors and from large national food service distributors that also operate in the markets served by the Partnership. Competition in these businesses is based primarily upon service, price, brand recognition, quality and breadth of product line. Management believes that its competitive strengths are customer service, strong brand recognition and its experienced management team. Notwithstanding these strengths, the Partnership faces increased competition from the fact that the dairy processing industry has excess capacity and significant consolidation is underway in the grocery industry.

Employees

    As of March 15, 2000, the Partnership employed approximately 5,700 people, of whom approximately 10% are supervisory level employees. Approximately 29% of employees are members of collective bargaining units, including units of the International Brotherhood of Teamsters. The Partnership's management considers its relations with employees to be good and believes that its employees are a key element to the continuing success of the Partnership. The Partnership has never experienced a work stoppage.

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

    The Partnership believes that it is in compliance in all material respects with all applicable environmental laws. To date, compliance with such requirements has not had a material adverse impact on the Partnership's capital expenditures, earnings or competitive position.

U.S. Milk Industry Regulation.

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

ITEM 2.  PROPERTIES.

    The Partnership operates a total of 30 processing facilities in 12 states. All of these plants produce fluid milk except for the facilities in McKinney, Orem and Perry, which only produce ice cream. The following table provides additional information regarding the Partnership's processing facilities:

                                                                            OWNED/
                                                                            LEASED
                                                                            ------

                   Dallas, TX (Schepps Dairy)...................             Owned
                   Houston, TX..................................             Owned
                   Dallas, TX (Oak Farms Dairy).................             Owned
                   McKinney, TX.................................             Owned
                   Corpus Christi, TX...........................             Owned
                   Salt Lake City, UT...........................            Leased
                   San Antonio, TX..............................             Owned
                   Boise, ID....................................             Owned
                   Shreveport, LA...............................             Owned
                   Englewood, CO................................             Owned
                   Denver, CO...................................            Leased
                   Tulsa, OK....................................            Leased
                   Lincoln, NE..................................            Leased
                   New Orleans, LA..............................             Owned
                   Greeley, CO..................................             Owned
                   Waco, TX.....................................             Owned
                   Delta, CO....................................             Owned
                   Canton, MS...................................            Leased
                   Great Falls, MT..............................             Owned
                   Pocatello, ID................................            Leased
                   Westwego, LA.................................             Owned
                   Honolulu, HI (Fluid).........................             Owned
                   Honolulu, HI (Ice Cream).....................             Owned
                   Billings, MT.................................             Owned
                   Kalispell, MT................................             Owned
                   Perry, IA....................................             Owned
                   Orem, UT.....................................             Owned
                   Hilo, HI.....................................            Leased
                   Huntsville, AL...............................             Owned
                   Puhi, HI.....................................            Leased

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

    Not Applicable.

ITEM 6. SELECTED FINANCIAL DATA

                       SELECTED HISTORICAL FINANCIAL DATA

    The following selected financial data of the Partnership for the five years in the period ended December 31, 1999 are derived from the Partnership's audited historical financial statements. The selected financial data below should be read in conjunction with Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements and notes thereto included in Item 8 of this Form 10-K.

                                               Year Ended December 31,
                           ---------------------------------------------------------------
                              1999          1998       1997(a)       1996          1995
                           -----------  -----------  -----------  -----------   ----------
STATEMENT OF
   INCOME DATA:

   Net sales............   $   1,300.9  $   1,158.3  $     741.0  $     551.6   $    475.2
   Gross profit.........         320.2        279.2        193.8        126.6        115.6
   Selling, distribution
     and general and
     administrative.....         237.4        209.0        140.4        100.2         89.7
   Interest expense.....          27.8         31.4         16.5          7.6          9.1
   Net income...........          42.3         25.4         26.1         11.5         10.1

BALANCE SHEET DATA:

   Total assets.........   $     669.5  $     661.4  $     646.3  $     182.5   $    177.7
   Total indebtedness...         295.0        314.2        346.7         96.0        103.2

----------

(a) Results for the year ended December 31, 1997 are not necessarily comparable to prior periods as Meadow Gold's operations are included in the consolidated results from September 4, 1997, the date of the Meadow Gold contribution.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    This discussion and analysis should be read in conjunction with the historical financial statements of the Partnership and the notes thereto included in Item 8 of this Form 10-K.

    In December 1999, the Partnership acquired the dairy operations of Hygeia Dairy Company in Texas. These operations consist of one fluid milk processing facility and one ice cream facility. In January 1999, the Partnership acquired the dairy operations of Haleakala Dairy and in July 1998, the Partnership acquired the dairy and juice processing operations of Excelsior Dairy, both of which were located in Hawaii. The Haleakala and Excelsior Dairy operations were consolidated into existing processing operations. In August 1998, the Partnership acquired the milk processing plant and distribution operations located in Huntsville, Alabama formerly owned by Barber Dairies, Inc. from Dean Foods Company. The Huntsville, Alabama plant is now operated under the Meadow Gold brand. The results of these operations are included in the Partnership's financial statements from the date of acquisition. The purchase price of these acquisitions has been allocated to the assets acquired based on their estimated fair values.

    Effective January 1, 2000, DFA entered into a joint venture with Suiza in which they combined certain of their domestic fluid dairy operations into a newly formed venture, Suiza Dairy Group, L.P. DFA received a 33.8% ownership interest in Suiza Dairy Group, L.P. in exchange for the contribution of the operations of SFG and for the contribution of its investments in other joint ventures with Suiza. Suiza received a 66.2% ownership interest in Suiza Dairy Group, L.P. in exchange for the contribution of certain of its domestic fluid dairy operations.

HISTORICAL RESULTS OF OPERATIONS

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

    The comparability of the results of operations for the three years in the period ended December 31, 1999 is significantly impacted by the acquisitions of the Excelsior Dairy and Meadow Gold Huntsville operations in 1998, and the contribution of the Meadow Gold operations to the Partnership by DFA in September 1997. See Item 1 - "Business" and the historical financial statements of the Partnership included in Item 8 of this Form 10-K for further information on these transactions.

    The Partnership's net sales were $1.3 billion for the year ended December 31, 1999, an increase of $142.6 million, or 12%, over the prior year. This increase is due primarily to additional sales volumes from the acquired businesses and growth in the Partnership's existing and new customer base.

    The Partnership's gross profit was $320.2 million for the year ended December 31, 1999, an increase of $41.0 million, or 15%, over the prior year. This increase is primarily attributable to the increase in sales volume.

    The Partnership's selling, general and administrative expense of $237.4 million for the year ended December 31, 1999 were $28.4 million higher than in the prior year, due primarily to the acquired businesses and the general increase in selling activity.

    The Partnership's interest expense was $27.8 million for the year ended December 31, 1999, a decrease of $3.6 million from the prior year. The decrease is primarily due to lower average interest rates and a decline in average debt outstanding.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

    The Partnership's net sales were $1.2 billion for the year ended December 31, 1998, an increase of $417.3 million over the prior year. The operations of Meadow Gold contributed $351.5 million to this increase. Excluding the results of Meadow Gold, net sales for the year ended December 31, 1998 increased 11%, due primarily to an increase in volumes as a result of the Excelsior Dairy and Meadow Gold Huntsville acquisitions, along with an increase in milk prices due to an increase in raw milk costs over the prior year. Sales also increased due to growth in SFG's existing and new customer base.

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

LIQUIDITY AND CAPITAL RESOURCES

    Cash provided by operating activities was $66.3 million for the year ended December 31, 1999 compared to $66.8 million for the year ended December 31, 1998. The slight decrease was due to changes in the components of working capital compared to the prior year, which is primarily a result of timing differences in receivables and payables. Cash and cash equivalents on hand at December 31, 1999 were $6.9 million compared to $8.8 million at December 31, 1998.

    Cash used in investing activities during 1999 consists of $14.3 million for the acquisitions of the operations of Hygeia Dairy and Haleakala Dairy, combined with $28.4 million for additions to property, plant and equipment.

    In 1999, the Partnership repaid $57.4 million in long-term debt, including the repurchase of $17.0 million of Notes. The Partnership also made tax payment distributions of $1.4 million and cash distributions for return on preferred interests of $4.3 million in 1999. Balances outstanding under the Partnership's revolving credit facility increased by $37.9 million in 1999.

     SFG's total debt at December 31, 1999 was $295.0 million, compared to $314.2 million at December 31, 1998. Simultaneous with the closing of the Suiza transaction, Suiza Dairy Group entered into a new senior credit facility with a group of lenders which expires in January 2005 (the "New Senior Facility"). Under this credit facility, the Partnership has a term loan of $180 million and a $60 million revolving credit facility. The proceeds from the term loan were used to repay the amounts outstanding under the terminated Senior Bank Facilities. The New Senior Facility bears interest at a rate equal to one of the following rates, at the Partnership's option: (i) a base rate equal to the higher of the Federal Funds rate plus 50 basis points or the prime rate, plus a margin that varies from 25 to 125 basis points, depending on certain financial ratios, or (ii) the LIBOR rate plus a margin that varies from 125 to 225 basis points, depending on certain financial ratios. The New Senior Facility is secured by substantially all of the Partnership's assets. The $113.8 million of Notes which remain outstanding bear interest at a rate of 9 7/8%, payable semi-annually beginning March 1, 1998, and mature September 1, 2007. As a result of the Suiza transaction, the Partnership is required to offer to repurchase its senior subordinated notes at 101% of face value plus accrued and unpaid interest. This offer to repurchase was made in January 2000 and closes March 20, 2000. The payment for any Notes tendered will be funded through availability under the new revolving credit facility and/or through funding from the Suiza Dairy Group.

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

    The Partnership entered into an interest rate collar in October 1997 with a notional amount of $28 million and a LIBOR rate cap of 7.0% and a floor of 5.65%. This agreement expires in October 2000. In January 1998, the Partnership entered into various interest rate swap agreements. The fixed LIBOR rate under these agreements ranged between 5.565% and 5.63%. The interest rate swaps were terminated during 1999, with no significant amounts owed to or from the counterparties. At December 31, 1999, only the interest rate collar remains outstanding.

    Interest payments on the Notes and on the New Senior Facility represent significant liquidity requirements for SFG. If the Notes are not repurchased by the Partnership pursuant to the offer to repurchase, SFG anticipates that the Notes will require annual interest payments of approximately $11.2 million and the New Senior Facility will require substantial interest payments based on the unamortized loan balance and variable interest rates in effect (approximately $14.1 million annually based on the initial funding and applicable interest rates). In addition to its debt service obligations, SFG will require liquidity for capital expenditures and working capital needs. Management believes that the cash flow generated from its operations, together with amounts available under the New Senior Facility, should be sufficient to fund its debt service requirements, working capital needs, anticipated capital expenditures and other operating expenses.

    The New Senior Facility and the Notes impose restrictions on SFG's ability to make capital expenditures and limit SFG's ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of SFG, could limit SFG's ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business or acquisition opportunities. The covenants contained in the New Senior Facility and the Notes also, among other things, limit the ability of SFG to dispose of assets, repay indebtedness or amend other debt instruments, pay distributions, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances and make acquisitions.

Year 2000 Compliance

    The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two-digit year is commonly referred to as the Year 2000 problem. The Year 2000 problem arises from the way dates are recorded and computed in most applications, operating systems, hardware and embedded chips. If the problem had not been corrected, systems that use a date in its prescribed function could have failed or produced erroneous results before, on and after the year 2000. All Year 2000 remediation efforts for the Partnership were completed on time and without any material adverse impact on operations. The cost to complete these efforts was not material to the Partnership.

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

     The Partnership has performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates applied to the interest rate collar and exposures described above. As of December 31, 1999, the analysis indicated that such interest rate movement would not have a material effect on the Partnership's financial position, results of operations or cash flows. However, actual gains and losses in the future may differ materially from that analysis based on changes in the timing and amount of interest rate movements and the Partnership's actual exposure and hedges.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                             PAGE
                                                                                                             ----
        SOUTHERN FOODS GROUP, L.P.
           Report of Independent Accountants........................................................          13
           Consolidated Balance Sheets as of December 31, 1999 and 1998.............................          14
           Consolidated Statements of Income for the three years in the period ended
             December 31, 1999......................................................................          15
           Consolidated Statements of Partners' Equity for the three years in the period ended
             December 31, 1999......................................................................          16
           Consolidated Statements of Cash Flows for the three years in the period ended
             December 31, 1999......................................................................          17
           Notes to the Consolidated Financial Statements...........................................          18

           Financial Statement Schedule:
             Schedule II Valuation and Qualifying Accounts...........................................          31

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of Southern Foods Group, L.P.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Southern Foods Group, L.P. and its subsidiary at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Dallas, Texas
March 14, 2000

                           SOUTHERN FOODS GROUP, L.P.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                            DECEMBER 31,
                                                                    ----------------------------
                                                                        1999            1998
                                                                    ------------    ------------
                                 ASSETS
Current assets:
  Cash ..........................................................   $      6,910    $      8,827
  Accounts receivable, net ......................................         97,933          92,209
  Inventories ...................................................         34,059          34,205
  Prepaid expenses and other assets .............................          6,803           4,846
                                                                    ------------    ------------
          Total current assets ..................................        145,705         140,087
                                                                    ------------    ------------
Property, plant and equipment, at cost:
  Land ..........................................................         33,171          29,774
  Buildings and improvements ....................................         61,514          45,426
  Machinery and equipment .......................................        137,507         129,441
  Vehicles ......................................................         10,504           8,956
                                                                    ------------    ------------
                                                                         242,696         213,597
  Less: Accumulated depreciation and amortization ...............        (54,642)        (37,312)
                                                                    ------------    ------------
                                                                         188,054         176,285
                                                                    ------------    ------------
Goodwill, net ...................................................        221,619         229,512
Trademarks and licenses, net ....................................         99,227         101,529
Deferred financing costs, net ...................................         10,760          11,929
Other assets ....................................................          4,106           2,066
                                                                    ------------    ------------
          Total assets ..........................................   $    669,471    $    661,408
                                                                    ============    ============

                  LIABILITIES AND PARTNERS' EQUITY

Current liabilities:
  Accounts payable ..............................................   $     34,290    $     46,464
  Raw milk accrual ..............................................         30,516          32,035
  Accrued expenses ..............................................         51,115          47,845
  Current portion of long-term debt .............................            814             600
                                                                    ------------    ------------
Total current liabilities .......................................        116,735         126,944
                                                                    ------------    ------------

Long-term debt ..................................................        294,215         313,608
Other long-term liabilities .....................................         12,787          10,784

Commitments and contingencies (Note 9)

Partners' equity:
  Limited partner preferred, stated amount of $288,115
   and $264,024, respectively ...................................        225,605         201,514
  Limited partner common ........................................         19,562           8,139
  General partner common ........................................            567             419
                                                                    ------------    ------------
                                                                         245,734         210,072
                                                                    ------------    ------------
            Total liabilities and partners' equity ..............   $    669,471    $    661,408
                                                                    ============    ============


   The accompanying notes are an integral part of these financial statements.

                           SOUTHERN FOODS GROUP, L.P.

                        CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)


                                               FOR EACH OF THE YEARS ENDED
                                                      DECEMBER 31,
                                      --------------------------------------------
                                           1999           1998            1997
                                      ------------    ------------    ------------

Net sales .........................   $  1,300,897    $  1,158,256    $    740,983
Cost of sales .....................        980,678         879,041         547,182
                                      ------------    ------------    ------------

                                           320,219         279,215         193,801
                                      ------------    ------------    ------------

Selling, distribution and general
  and administrative expenses .....        237,404         209,003         140,429
Amortization of goodwill and
  other intangible assets .........         14,143          14,942          11,950
                                      ------------    ------------    ------------

Income from operations ............         68,672          55,270          41,422

  Interest expense ................         27,816          31,446          16,500
  Other income, net ...............         (1,469)         (1,565)         (1,174)
                                      ------------    ------------    ------------

Net income ........................   $     42,325    $     25,389    $     26,096
                                      ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

                           SOUTHERN FOODS GROUP, L.P.

                   CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
                                 (IN THOUSANDS)

                                                              FOR EACH OF THE YEARS ENDED
                                                           DECEMBER 31, 1999, 1998 AND 1997
                                          -------------------------------------------------------------
                                            Preferred               Common
                                           ------------   -----------------------------
                                             Limited         General         Limited
                                             Partner         Partner         Partner          Total
                                           ------------    ------------    ------------    ------------

  Partners' equity, January 1, 1997 ....   $         --    $        466    $     44,367    $     44,833
   Conversion of common
     equity to preferred ...............         20,275                         (20,275)             --
   Partner contributions ...............        143,000              62           6,341         149,403
   Partner distributions ...............                           (251)        (29,702)        (29,953)
   Net income ..........................         12,924             132          13,040          26,096
                                           ------------    ------------    ------------    ------------
  Partners' equity, December 31, 1997 ..        176,199             409          13,771         190,379
   Conversion of common
     equity to preferred ...............          3,303                          (3,303)             --
   Partner distributions ...............         (2,386)                         (3,310)         (5,696)
   Net income ..........................         24,398              10             981          25,389
                                           ------------    ------------    ------------    ------------
  Partners' equity, December 31, 1998 ..        201,514             419           8,139         210,072
   Conversion of common
     equity to preferred ...............          1,415                          (1,415)             --
   Partner distributions ...............         (4,286)             (6)         (2,371)         (6,663)
   Net income ..........................         26,962             154          15,209          42,325
                                           ------------    ------------    ------------    ------------
  Partners' equity, December 31, 1999 ..   $    225,605    $        567    $     19,562    $    245,734
                                           ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                           SOUTHERN FOODS GROUP, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                        FOR EACH OF THE YEARS ENDED
                                                                                                 DECEMBER 31,
                                                                                 --------------------------------------------
                                                                                     1999            1998            1997
                                                                                 ------------    ------------    ------------
Cash flows from operating activities:
   Net income ................................................................   $     42,325    $     25,389    $     26,096
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation .............................................................         19,896          18,614           9,769
    Amortization .............................................................         15,546          16,456          12,829
    Change in assets and liabilities, net of effects
      of business acquisitions:
      (Increase) decrease in accounts receivable .............................         (5,724)        (14,222)         (3,682)
      (Increase) decrease in inventories .....................................          3,558          (3,656)           (869)
      (Increase) decrease in prepaid expenses and
        other assets .........................................................          1,635            (896)            313
      Increase (decrease) in accounts payable and
        accrued expenses .....................................................        (10,906)         25,123            (708)
                                                                                 ------------    ------------    ------------
         Net cash provided by operating activities ...........................         66,330          66,808          43,748
                                                                                 ------------    ------------    ------------
Cash flows from investing activities:
  Purchase of trademarks .....................................................                                       (105,000)
  Business acquisitions, net of cash acquired ................................        (14,325)         (6,161)         (8,851)
  Additions to property, plant and equipment .................................        (28,396)        (17,977)        (12,123)
  Decrease in other assets ...................................................            487             568             894
                                                                                 ------------    ------------    ------------
         Net cash used in investing activities ...............................        (42,234)        (23,570)       (125,080)
                                                                                 ------------    ------------    ------------
Cash flows from financing activities:
  Borrowings on long-term debt ...............................................                                        255,000
  Repayments on long-term debt ...............................................        (40,410)        (21,294)       (149,706)
  Repurchase of Subordinated Notes ...........................................        (17,000)        (19,230)
  Borrowings on related party notes payable ..................................                                         20,490
  Repayments on related party notes payable ..................................                                        (54,914)
  Net borrowings - revolving credit facility .................................         37,945           7,700           4,100
  Borrowings - short-term debt ...............................................            954             575
  Repayments - short-term debt ...............................................           (669)           (234)
  Payment of deferred financing costs ........................................           (170)           (979)        (12,141)
  Partner contributions - preferred equity ...................................                                         45,000
  Partner distributions - preferred equity ...................................         (4,286)         (2,386)
  Partner contributions - common equity ......................................                                          6,208
  Partner distributions - common equity .......................................        (2,377)         (3,310)        (29,953)
                                                                                 ------------    ------------    ------------
        Net cash provided by (used in) financing activities ..................        (26,013)        (39,158)         84,084
                                                                                 ------------    ------------    ------------
Net change in cash ...........................................................         (1,917)          4,080           2,752
Cash at beginning of period ..................................................          8,827           4,747           1,995
                                                                                 ------------    ------------    ------------
Cash at end of period ........................................................   $      6,910    $      8,827    $      4,747
                                                                                 ============    ============    ============
Supplemental information:
Interest paid ................................................................   $     25,825    $     30,818    $     10,248
                                                                                 ============    ============    ============
Noncash investing and financing activities
Meadow Gold contribution:
        Net assets contributed ...............................................                                        265,000
        Term debt assumed ....................................................                                       (175,000)
        Preferred equity interests issued ....................................                                        (90,000)
                                                                                                                 ------------
                                                                                                                           --
                                                                                                                 ============
Barbe's Dairy contribution:
        Net assets contributed ...............................................                                          8,000
        Preferred equity interests issued ....................................                                         (8,000)
                                                                                                                 ------------
                                                                                                                           --
                                                                                                                 ============

   The accompanying notes are an integral part of these financial statements.

                           SOUTHERN FOODS GROUP, L.P.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

    Southern Foods Group, L.P. ("SFG" or the "Partnership") operates 30 facilities which process and distribute fluid milk products, cultured products, ice cream products, fruit juices and drinks and other dairy related products. SFG sells its products under a variety of proprietary brand names including Schepps(R), Oak Farms(R), Meadow Gold(R), Mountain High(R), Viva(R), Barbe's(R) and Brown's Velvet Dairy(R). The Partnership also sells products under licensed or partner brands including Borden(R), Flav-O-Rich(R) and Foremost(R). The majority of SFG's sales are from fluid milk products, which include fresh packaged milk and chocolate milk in whole, reduced fat and fat-free varieties, whipping cream, half-and-half and buttermilk. SFG also sells cultured products, such as sour cream, cottage cheese and yogurt, ice cream, fruit juices and drinks and other dairy related products such as cheese, eggs, butter and non-dairy creamers.

    On May 22, 1997, Dairy Farmers of America, Inc., formerly Mid-America Dairymen, Inc. ("DFA"), entered into a stock purchase and merger agreement with Borden, Inc. and an affiliate ("Borden") to acquire the dairy operations of Borden, including Meadow Gold Dairies ("Meadow Gold"), and certain related trademarks (the "Borden Transaction"). This and other related transactions were completed on September 4, 1997. Immediately following the acquisition, DFA, a former partner in the Partnership, contributed the dairy operations of Meadow Gold to the Partnership. Details of these and other related transactions are further described in Note 2.

SUIZA TRANSACTION

    Effective January 1, 2000, DFA entered into a joint venture with Suiza Foods Corporation ("Suiza") in which they combined certain of their domestic fluid dairy operations into a newly formed venture, Suiza Dairy Group, L.P. DFA received a 33.8% ownership interest in Suiza Dairy Group, L.P. in exchange for the contribution of the operations of SFG and for the contribution of its investments in other joint ventures with Suiza. Suiza received a 66.2% ownership interest in Suiza Dairy Group, L.P. in exchange for the contribution of all of its domestic fluid dairy operations (other than in Puerto Rico). In connection with the Suiza transaction, Suiza Dairy Group, L.P. also acquired the management owner's entire ownership interest in the Partnership. This transaction will be accounted for as an acquisition of the Partnership using the purchase method of accounting. Accordingly, the assets and liabilities of the Partnership will be revalued as of the date of the acquisition.

    Upon the closing of the Suiza transaction, Suiza Dairy Group, L.P. entered into a new credit facility. A portion of the borrowings under this new facility was used to repay amounts outstanding under SFG's existing Senior Bank Facilities. Also, as a result of this transaction, the Partnership is required to offer to repurchase its senior subordinated notes at 101% of face value (see
Note 6).

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

                           SOUTHERN FOODS GROUP, L.P.

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

Goodwill

    Goodwill related to Meadow Gold, which totals approximately $170 million, is amortized using the straight-line method over an estimated useful life of 40 years. Other goodwill is amortized primarily over an estimated useful life of 13 years. Accumulated amortization of goodwill was approximately $52 million and $41 million at December 31, 1999 and 1998, respectively.

Other Intangible Assets

    Trademarks and licenses includes the Meadow Gold Trademarks and the licenses to use the Borden Trademarks (see Note 2). The trademarks and licenses are amortized using the straight-line method over their estimated useful lives of 40 years. Deferred financing costs are amortized over the term of the related debt issue using the straight-line method, which approximates the effective interest method. Amortization of deferred financing costs is included in interest expense. Accumulated amortization of trademarks and deferred financing costs were approximately $5.9 million and $3.3 million at December 31, 1999, respectively.

    The license to use the Borden Trademarks is for an initial term of five years, but will be automatically renewed for unlimited five-year periods subject to the Partnership remaining in compliance with the terms of the license. The Partnership expects to benefit from this license over a period not less than the 40 year amortization period. However, if the license were to be terminated, the Partnership would record a charge to earnings in the period the decision to terminate the license occurred equal to the amount of the unamortized intangible asset, which was $52.0 million at December 31, 1999. The terms of the license agreement require the Partnership to maintain standards of appearance and quality of the Borden Trademarks and the related products.

                           SOUTHERN FOODS GROUP, L.P.

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

    The tax attributes of the Partnership's net assets flow directly to each individual partner. Each partner's tax accounting, which is partially dependent upon their individual tax position, may differ from the accounting followed in the financial statements. Accordingly, there could be significant differences between each individual partner's tax basis and their proportionate share of the net assets reported in the financial statements. At December 31, 1999 and 1998, the financial accounting basis of the net assets of the Partnership exceeded its tax basis by approximately $263 million and $252 million, respectively. These differences are related primarily to goodwill, fixed assets and accrued liabilities.

Fair Value of Financial Instruments

    The fair value of the $113.8 million and $130.8 million of senior subordinated notes (See Note 2) that remain outstanding was approximately $115 million and $137 million at December 31, 1999 and 1998, respectively, based on market prices. Management believes the recorded values of all other financial instruments approximate their current fair values as such items are current in nature or generally bear variable interest rates which adjust yield to derive current market value.

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

                           SOUTHERN FOODS GROUP, L.P.

New Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). This new standard, as amended, is effective for fiscal years beginning after June 15, 2000 (January 1, 2000 for the Partnership). SFAS 133 requires that all derivative financial instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Partnership has not yet adopted this new standard; however, management does not believe the impact of such adoption will be material to the Partnership's financial statements.

2. ACQUISITIONS

    In December 1999, the Partnership acquired the dairy operations of Hygeia Dairy Company in Texas. These operations consist of one fluid milk processing facility and one ice cream facility. In January 1999, the Partnership acquired the dairy operations of Haleakala Dairy and in July 1998, the Partnership acquired the dairy and juice processing operations of Excelsior Dairy, both which were located in Hawaii. The Haleakala and Excelsior Dairy operations were consolidated into existing processing operations. In August 1998, the Partnership acquired the milk processing plant and distribution operations located in Huntsville, Alabama formerly owned by Barber Dairies, Inc. from Dean Foods Company. The Huntsville, Alabama plant is now operated under the Meadow Gold brand. The results of these operations are included in the Partnership's financial statements from the date of acquisition. The purchase price of these acquisitions has been allocated to the assets acquired based on their estimated fair values.

     On September 4, 1997, DFA acquired Borden/Meadow Gold Dairies Holdings, Inc. ("Holdings"), a subsidiary comprising the fluid milk operations of Borden, for $380 million (the "Borden Acquisition."). Holdings owned 1) the Meadow Gold dairy operations located primarily in the Western United States and Hawaii and
2) other dairies in Texas, Louisiana and New Mexico (the "Borden Dairies") that manufacture and sell dairy products primarily under the Borden Trademarks. This acquisition was partially funded through senior term debt (the "Senior Bank Facilities") obtained by DFA from a syndicate of lenders led by The Chase Manhattan Bank. Certain of these assets and liabilities, consisting of the Meadow Gold operations, were then contributed to the Partnership. In conjunction with the Meadow Gold contribution, the Partnership assumed the Senior Bank Facilities and issued non-voting, limited partner preferred interests ("Preferred Interests") to DFA with a stated amount and fair value of $90 million. The fair value of the net assets contributed to the Partnership was $265 million, including property, plant and equipment of $114 million and goodwill of $170 million.

     Concurrent with the Borden Acquisition, the Partnership acquired the license to use certain trademarks owned by Borden (the "Borden Trademarks") for $55 million and repaid the Partnership's existing bank debt and related party notes of approximately $92 million. The acquisition of the Borden Trademarks and the repayment of debt was funded through the issuance of $150 million of senior subordinated notes (the "Notes") and an equity contribution of $45 million from Mid-Am Capital, L.L.C., an affiliate of DFA, for Preferred Interests. The remaining proceeds, along with proceeds from the Senior Bank Facilities, were used to purchase the trademarks used in the Meadow Gold operations (the "Meadow Gold Trademarks") from an affiliate of DFA for $50 million. See Note 6 for a discussion of the Senior Bank Facilities and the Notes and Note 10 for a discussion of the Preferred Interests. The results of the Meadow Gold operations are included in the accompanying financial statements from September 4, 1997, the date of contribution.

     The license to use the Borden Trademarks (the "Borden License") grants to the Partnership the right to process, sell and distribute milk and certain other dairy products under the Borden (R), Elsie (R) and related trademarks in all 50 of the United States and to sell and distribute such products in Mexico. The Borden License is subject to existing licenses which were assigned, along with related royalties, to the Partnership. In conjunction with the Borden Acquisition, Milk Products LLC ("Milk Products"), an unrelated entity, purchased the Borden Dairies from DFA and received a royalty-free sublicense to use the Borden Trademarks primarily in Texas, Louisiana and New Mexico. The terms of this sublicense are essentially the same as the Borden License. The purchase price allocated to the Borden Trademarks of $55 million does not include any value associated with the sublicense to Milk Products.

                           SOUTHERN FOODS GROUP, L.P.

    The following unaudited pro forma summary results of operations assume that the Meadow Gold contribution and the related transactions occurred on January 1, 1997 (in thousands):

                                                   DECEMBER 31,
                                                       1997
                                                  -------------

                  Net sales...............        $   1,054,335
                  Net income..............        $      18,409

    The unaudited pro forma summary results of operations are not necessarily indicative of results of operations that would have occurred had the transactions taken place on January 1, 1997, or of future results of operations of the combined businesses.

    In March 1997, the Partnership purchased certain assets of Land-O-Pines Dairy. The purchase price has been allocated to the acquired assets based on their estimated fair value. In February 1997, DFA contributed the operations of Barbe's Dairy to the Partnership. DFA purchased Barbe's Dairy in October 1996, and the related assets and liabilities were recorded on the Partnership's books at DFA's historical cost.

    The results of Land-O-Pines Dairy and Barbe's Dairy are included in the accompanying financial statements from the date of acquisition/contribution.

3. ACCOUNTS RECEIVABLE

        A summary of accounts receivable is as follows:

                                                                          DECEMBER 31,
                                                              ----------------------------------
                                                                 1999                    1998
                                                              -----------            -----------
                                                                         (in thousands)
                  Trade....................................   $    95,088            $    89,281
                  Other....................................         9,855                  7,393
                                                              -----------            -----------
                                                                  104,943                 96,674
                  Less allowance for doubtful accounts.....        (7,010)                (4,465)
                                                              -----------            -----------
                                                              $    97,933            $    92,209
                                                              ===========            ===========

    SFG sells to customers primarily in the southern and western United States and Hawaii. SFG's sales are primarily to retail, food service and institutional customers. Only one customer, which contributed 13% and 11% to sales in 1999 and 1998, respectively, contributed over 10% to SFG's total sales.

4. INVENTORIES

         A summary of inventories is as follows:

                                                                          DECEMBER 31,
                                                              ----------------------------------
                                                                 1999                   1998
                                                              -----------            -----------
                                                                         (in thousands)
                  Raw materials and supplies...............   $    17,691            $    17,655
                  Finished goods...........................        16,368                 16,550
                                                              -----------            -----------
                                                              $    34,059            $    34,205
                                                              ===========            ===========

                           SOUTHERN FOODS GROUP, L.P.

5.  ACCRUED EXPENSES

                                                                         DECEMBER 31,
                                                              ----------------------------------
                                                                 1999                    1998
                                                              -----------            -----------
                                                                         (in thousands)
                  Accrued insurance expense................   $    10,152            $    14,051
                  Accrued payroll and related benefits.....        10,495                 11,737
                  Accrued interest expense.................         3,938                  4,790
                  Accrued expenses - other.................        26,530                 17,267
                                                              -----------            -----------
                                                              $    51,115            $    47,845
                                                              ===========            ===========

6. LONG-TERM DEBT

         A summary of long-term debt is as follows:

                                                                          DECEMBER 31,
                                                              -----------------------------------
                                                                 1999                     1998
                                                              -----------             -----------
                                                                         (in thousands)
                  Term loans...............................   $   120,500             $   160,500
                  Senior Notes.............................       113,770                 130,770
                  Revolving loan...........................        59,945                  22,700
                  Other notes..............................           814                     938
                                                              -----------             -----------
                                                              $   295,029             $   314,208
                                                              ===========             ===========

    Terminated Senior Bank Facility - The Senior Bank Facilities discussed in
Note 2 were entered into on September 4, 1997 and consisted of initial term loans of $190 million and a revolving credit facility with availability of $60 million. The initial term loans were comprised of a Tranche A loan of $90 million and a Tranche B loan of $100 million. These loans bore interest at a margin above either the Alternate Base Rate, as defined in the credit agreement, or LIBOR rates, at the Partnership's election. For Tranche A loans, this margin ranged between 50 basis points and 125 basis points for Alternate Base Rate loans, and between 175 basis points and 250 basis points for LIBOR loans, based on earnings levels. For Tranche B loans, the margin was 175 basis points for Alternate Base Rate loans, and 300 basis points for LIBOR loans. These weighted average rates were 8.25% and 9.5% for Tranche A and Tranche B at December 31, 1999, respectively, and were based on LIBOR rates. The revolving credit facility also bears interest at a variable rate based on the same margins as the Tranche A loans. The weighted average rate on the revolving credit facility was 8.87% at December 31, 1999. There were no amounts available for borrowing under the revolving credit facility at December 31, 1999. The Senior Bank Facilities were secured by substantially all of the Partnership's assets.

    New Senior Bank Facility - Simultaneous with the closing of the Suiza transaction discussed in Note 1, Suiza Dairy Group entered into a new senior credit facility with a group of lenders which expires in January 2005 (the "New Senior Facility"). Under this credit facility, the Partnership has a term loan of $180 million and a $60 million revolving credit facility. The proceeds from the term loan were used to repay the amounts outstanding under the terminated Senior Bank Facilities. The New Senior Facility bears interest at a rate equal to one of the following rates, at the Partnership's option: (i) a base rate equal to the higher of the Federal Funds rate plus 50 basis points or the prime rate, plus a margin that varies from 25 to 125 basis points, depending on certain financial ratios, or (ii) the LIBOR rate plus a margin that varies from 125 to 225 basis points, depending on certain financial ratios.

                           SOUTHERN FOODS GROUP, L.P.

    Interest Rate Agreements - The Partnership entered into an interest rate collar in October 1997 with a notional amount of $28 million and a LIBOR rate cap of 7.0% and a floor of 5.65%. This agreement expires in October 2000. In January 1998, the Partnership entered into various interest rate swap agreements. The fixed LIBOR rate under these agreements ranged between 5.565% and 5.63%. The interest rate swaps were terminated during 1999, with no significant amounts owed to or from the counterparties. At December 31, 1999, only the interest rate collar remains outstanding. The amount that would have been required to settle the collar at December 31, 1999 would not have been material to the Partnership.

    Senior Subordinated Notes - The Notes bear interest at a rate of 9 7/8% payable in semi-annual installments beginning March 1998, and mature in September 2007. Except as set forth below, the Notes are not redeemable at the option of the Partnership prior to September 1, 2002. On and after such date, the Notes will be redeemable, at the Partnership's option at the following redemption prices, plus accrued and unpaid interest to the redemption date, if redeemed during the 12-month period commencing on September 1 of the years set forth below:

                                                                      REDEMPTION
                             PERIOD                                   PRICE
                      --------------------                         -----------
                      2002............................                104.938%
                      2003............................                103.292%
                      2004............................                101.646%
                      2005 and thereafter.............                100.000%

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

    Upon the occurrence of a change of control, as defined, each Note holder will have the right to require the Partnership to offer to repurchase such Notes at a price equal to 101% of the principal amount plus accrued and unpaid interest. As the Suiza transaction discussed in Note 1 qualifies as a change in control, the Partnership offered to repurchase the Notes under the requirements of the indenture in January 2000. This offer closes March 20, 2000. The payment for any Notes tendered will be funded through availability under the new revolving credit facility and/or through funding from the Suiza Dairy Group.

    The Partnership repurchased $17.0 million of Notes during December 1999 from DFA (See Note 7), and $19.2 million of Notes during September 1998 through market channels. Approximately $113.8 million of Notes remain outstanding at December 31, 1999.

    Both the New Senior Facility and the Notes are subject to certain financial and other restrictive covenants. These covenants, among other things, limit the ability of the Partnership to incur additional indebtedness, dispose of assets, make distributions, make acquisitions and otherwise restrict certain business activities. The Partnership is required to comply with certain financial ratios and tests including interest coverage ratios, leverage ratios and other requirements.

                           SOUTHERN FOODS GROUP, L.P.

    At December 31, 1999, future maturities of the Partnership's debt were as follows:

                                                                SCHEDULED
                      YEAR ENDING DECEMBER 31,                DEBT PAYMENTS
                      ------------------------              -----------------
                                                              (in thousands)
                             2000.......................... $             814
                             2001..........................             2,700
                             2002..........................            15,000
                             2003..........................            17,500
                             2004..........................            20,000
                             Thereafter....................           239,015
                                                            -----------------
                             Total.........................  $        295,029
                                                            =================

7. RELATED PARTY TRANSACTIONS

    In December 1999, the Partnership repurchased $17 million of Notes from DFA at a price of 101%, plus accrued and unpaid interest. In January, 2000, the Partnership offered to repurchase all outstanding Notes at 101% plus accrued and unpaid interest as discussed in Note 6.

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

8. RETIREMENT PLANS

    Prior to the Meadow Gold transactions in 1997, the Partnership maintained a 401(k) plan (the "SFG 401(k) Plan"), a non-qualified defined contribution plan for selected management personnel (the "MSP Plan"), and a non-qualified supplemental executive retirement plan (the "SERP"). Also prior to the acquisition, Meadow Gold employees not covered by union plans were covered by a 401(k) plan, a domestic pension plan and a postretirement plan sponsored by Borden or its affiliates (the "Borden Plans"). As a result of the addition of the Meadow Gold operations in September 1997, the Partnership established separate retirement plans covering these Meadow Gold employees with terms essentially identical to those contained in the Borden Plans. To continue the integration of the Meadow Gold operations into SFG, the Partnership merged Meadow Gold's 401(k) plan into the Partnership's 401(k) plan effective December 31, 1998. Also, service credits under the pension plan were discontinued effective December 31, 1998 and company contributions under the postretirement medical plan are being phased out through January 1, 2000. These changes were made to establish uniform benefits for all SFG non-bargaining employees.

Retirement plans -- Defined Contribution Plans

    Employees are eligible to participate in the SFG 401(k) Plan upon completion of six months of service, as defined. The Partnership matches contributions equal to 50% or more of the participant's contribution up to 3% of each participant's compensation, and may match additional contributions on a discretionary basis. Employees vest in the Partnership's contribution over two to ten years of service for Plan years beginning before 1989 and two to five years, thereafter. Only selected management personnel are eligible to participate in the MSP Plan. Under this non-qualified plan, the Partnership matches 100% of contributions up to 3% of each participant's compensation. Contributions to these plans by the Partnership were approximately $2.5 million for the year ended December 31, 1999, $1.9 million for the year ended December 31, 1998, and $2.1 million for the year ended December 31, 1997.

                           SOUTHERN FOODS GROUP, L.P.

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

    The Partnership also sponsors a 401(k) plan for certain union employees of Meadow Gold. The Partnership matches 50% of the participants' basic contributions, as defined. Participants vest in the Partnership's contributions over five years. Employer contributions to this plan were approximately $0.1 million for the each of the three years in the period ended December 31, 1999

Retirement plans -- Defined Benefit Plans

    Effective October 1, 1996, the Partnership adopted the SERP. The SERP was available to certain specified executives of the Partnership and was to provide annual benefits based on a percentage of the executives' salaries. Benefits were to be payable upon retirement at specified retirement ages, or upon disability or involuntary termination. In connection with the Suiza transaction, the SERP was terminated in January 2000. As a result, the Partnership recorded a curtailment of this plan in December 1999.

    Most Meadow Gold nonbargaining employees participated in a domestic pension plan where benefits were based generally on compensation and credited service. For most hourly employees, benefits under this plan are based on specified amounts per year of credited service. Effective December 31, 1998, service credits were discontinued under this plan.

    Most employees who are not covered by Partnership sponsored retirement plans are covered by retirement plans under collectively bargained agreements which are generally effective for five years. There would be a continuing liability to these pension trusts if the Partnership ceased all or substantially all participation in any such trust, and under certain other specified conditions. The Partnership contributed $3.2 million to these trusts during 1999, $2.9 million during 1998, and $.9 million during the period from September 4, 1997 to December 31, 1997.

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

SUMMARY OF SERP AND MEADOW GOLD DOMESTIC PENSION PLAN

    The amounts recognized in the Partnership's financial statements for the obligations relating to the defined benefit plans at December 31 were as follows (in thousands):

                                                                        1999          1998
                                                                    ----------    ----------
              Benefit obligation at beginning of year............   $   22,686    $   22,418
              Service cost.......................................           81           582
              Interest cost......................................        1,407         1,511
              Curtailment gain...................................          (92)           --
              Amendments.........................................                       (856)
              Net actuarial loss/(gain)..........................         (688)        1,108
              Benefits paid......................................       (2,412)       (2,077)
                                                                    ----------    ----------
              Benefit obligation at end of year..................   $   20,982    $   22,686
                                                                    ==========    ==========

                           SOUTHERN FOODS GROUP, L.P.

                                                                        1999          1998
                                                                    ----------    ----------
              Fair value of plan assets at beginning of year....    $   19,209    $   19,664
              Actual return on plan assets......................         1,847         1,622
              Benefits paid.....................................        (2,412)       (2,077)
                                                                    ----------    ----------
              Fair value of plan assets at end of year..........    $   18,644    $   19,209
                                                                    ==========    ==========

                                                                        1999          1998
                                                                    ----------    ----------
              Funded status.....................................    $   (2,337)   $   (3,477)
              Unrecognized actuarial loss/(gain)................          (783)          988
              Unrecognized prior service cost...................          (162)          431
                                                                    ----------    ----------
              Net amount recognized.............................    $   (3,282)   $   (2,058)
                                                                    ==========    ==========

    Pension expense includes the following components (in thousands):

                                                                        1999          1998
                                                                    ----------    ----------
              Service cost for benefits earned during the year..    $       81    $      582
              Interest cost on projected benefit obligation.....         1,407         1,511
              Curtailment loss..................................         1,258             -
              Expected return on plan assets....................        (1,530)       (1,578)
              Net amortization and deferral.....................             8            80
                                                                    ----------    ----------
              Net periodic benefit cost.........................    $    1,224    $      595
                                                                    ==========    ==========

    The actuarial assumptions used were as follows:

                                                                        1999          1998
                                                                    -----------   ----------
              Discount rate.....................................       7.5%            6.5%
              Expected long-term rate of return on assets.......       8.5%            8.5%
              Rate of increase in compensation levels...........       4.5%            4.5%

SUMMARY OF MEADOW GOLD HEALTH AND LIFE RETIREE BENEFITS

    The Meadow Gold postretirement health care and life insurance plan is not funded. The amounts recognized in the Partnership's financial statements for the obligations relating to the plan at December 31 were as follows (in thousands):

                                                                        1999          1998
                                                                    ----------    ----------
              Benefit obligation at beginning of year...........    $    1,067    $    8,007
              Service cost......................................                          29
              Interest cost.....................................            52           540
              Amendments........................................           560        (9,012)
              Actuarial loss/(gain).............................            58         2,210
              Benefits paid.....................................          (627)         (707)
                                                                    ----------    ----------
              Benefit obligation at end of year.................    $    1,110    $    1,067
                                                                    ==========    ==========

                                                                        1999          1998
                                                                    ----------    ----------
              Fair value of plan assets at beginning of year....    $       --    $       --
              Employer contribution.............................           627           707
              Benefits paid.....................................          (627)         (707)
                                                                    ----------    ----------
              Fair value of plan assets at end of year..........    $       --    $       --
                                                                    ==========    ==========

                           SOUTHERN FOODS GROUP, L.P.

                                                                        1999         1998
                                                                    ----------    ----------
              Funded status......................................   $   (1,110)   $   (1,067)
              Unrecognized actuarial loss/(gain).................        2,346         2,485
              Unrecognized prior service cost....................       (7,707)       (9,012)
                                                                    ----------    ----------
              Net amount recognized..............................   $   (6,471)   $   (7,594)
                                                                    ==========    ==========

    The discount rate used in determining the accumulated benefit obligation was 7.75% at December 31, 1999, 6.5% at December 31, 1998, and 7.0% at December 31, 1997. The per capita cost of covered health care benefits is assumed to have increased at an annual rate of 8.7% for 1999, which rate was assumed to decrease gradually to 5% per annum in 2017 and to remain at that level thereafter. Based on these assumptions, a one percentage point increase in the assumed health care cost trend rate would increase the annual net periodic postretirement benefit cost and the accumulated benefit obligation by approximately $55,000 and $53,000 at December 31, 1999 and 1998, respectively.

    The components of net periodic postretirement benefit cost were as follows (in thousands):

                                                                        1999          1998
                                                                    ----------    ----------
              Service cost.......................................   $       --    $       29
              Interest cost......................................           52           540
              Amortization of prior service cost.................         (745)           --
              Recognized actuarial loss..........................          196            --
                                                                    ----------    ----------
              Net periodic postretirement benefit cost...........   $     (497)   $      569
                                                                    ==========-   ==========

9. COMMITMENTS AND CONTINGENCIES

    A summary of future minimum lease payments under noncancelable operating leases as of December 31, 1999 for buildings, vehicles and equipment is as follows:

                  YEAR ENDING
                  DECEMBER 31,                                         (IN THOUSANDS)
                  ------------                                         --------------
                     2000....................................           $  11,192
                     2001....................................               8,564
                     2002....................................               7,092
                     2003....................................               5,360
                     2004....................................               2,971

    Rental expense of $17.0 million was incurred for the year ended December 31, 1999, $14.5 million for the year ended December 31, 1998 and $9.4 million for the year ended December 31, 1997.

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

                           SOUTHERN FOODS GROUP, L.P.

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

    As discussed in Note 2, additional Preferred Interests of $135 million were issued in connection with the Meadow Gold contribution and related transactions on September 4, 1997. Of the $135 million of Preferred Interests, $90 million of Series B Preferred Interests with a cumulative preferred return of 10% was issued to DFA, and Preferred Interests of $45 million were issued to Mid-Am Capital, of which $15 million of Series C Preferred Interests bears a cumulative return of 10% and $30 million of Series D Preferred Interests bears a cumulative return of 9.5%. Also on September 4, 1997, special distributions were made to the partners of $1.8 million in cash and $1.8 million of DFA's limited partner common equity was converted to Series E Preferred Interests. As a result of the September 4, 1997 transactions, both SFG Management and the common equity of the Partnership are owned 50% each by DFA and one management owner.

    Under the terms of SFG's partnership agreement, the Partnership is required to make distributions to each management owner in an amount equal to such owner's federal, state and local income tax liability for income attributable to SFG. The partnership agreement also requires the Partnership to convert an equivalent amount of DFA's common equity to Series E Preferred Interests with a cumulative return of 10%. Tax distributions were made to management owners in accordance with the partnership agreement totaling $4 million in 1997, $3.3 million in 1998, and $1.4 million in 1999. In each of these years, equal amounts of DFA's limited partner common equity was converted to Series E Preferred Interests.

    Issuances of Preferred Interests are accounted for based on fair value if consideration is received in exchange for issuance. Preferred Interests issued upon conversion of common interests are accounted for at the book value of the common interest converted. The stated value of Preferred Interests equals book value except for the Series A Preferred Interests as discussed above and except to the extent preferred returns exceed net income. Preferred returns on Preferred Interests accumulate on a semi-annual basis and are payable only in-kind, except that amounts may be paid in cash on Series D if certain earnings levels are achieved. All of the Preferred Interests hold equal rank with respect to liquidation of the Partnership, and have preference over the common equity interests. The Preferred Interests are not convertible into common interests.

    Preferred Interests, by Series and including unpaid preferred returns, were as follows at December 31, 1999:

                       SERIES     RETURN        STATED VALUE        BOOK VALUE
                      ---------  ---------      ------------       -----------
                                                         (in thousands)
                         A          10%          $   113,496       $    50,986
                         B          10%              112,962           112,962
                         C          10%               18,827            18,827
                         D         9.5%               30,000            30,000
                         E          10%               12,830            12,830
                                                 -----------       -----------
                                                 $   288,115       $   225,605
                                                 ===========       ===========

                           SOUTHERN FOODS GROUP, L.P.

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

                           SOUTHERN FOODS GROUP, L.P.
                                   SCHEDULE II
                      VALUATION AND QUALIFYING ACCOUNTS (a)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)


                                                              Additions
                                               Balance at    Charged to     Additions from                 Balance at
                                              Beginning of    Costs and        Acquired                       End of
Classification                                   Period      Expenses (b)    Companies (c)     Deductions     Period
----------------------------------------      ------------   ------------    -------------     ----------   ----------
December 31, 1997:
   Allowance for doubtful accounts.......      $2,546                876          1,157              (408)  $   4,171

December 31, 1998:
   Allowance for doubtful accounts.......      $4,171                946                             (652)  $   4,465

December 31, 1999:
   Allowance for doubtful accounts.......      $4,465              5,314                           (2,769)  $   7,010


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The following table sets forth the current executive officers of the and the sole manager of SFG Management Limited Liability Company, the general partner of the Partnership.

                    NAME               AGE          POSITION
       -----------------------------   ----   -----------------------------
       Gregg L. Engles..............    42    Chief Executive Officer
       Pete Schenkel................    64    President
       Rick Beaman..................    43    Chief Operating Officer
       Barry A. Fromberg............    44    Vice President
       Mike Hogan...................    40    Vice President
       Michelle P. Goolsby..........    42    Vice President, Sole Manager

     Each of the above officers have held such office since the effective date of the Suiza transaction in January 2000. Each of these officers are also officers of Suiza as described below.

     Gregg L. Engles has served as Chairman of the Suiza Board of Directors and as Suiza's Chief Executive Officer since October 1994. Prior to the formation of Suiza, he served as Chairman of the Board and Chief Executive Officer of certain predecessors to Suiza. He currently serves on the Board of Directors of Evercom, Inc., an independent provider of inmate telecommunication services, and Texas Capital Bankshares. His term will expire in 2001.

     Pete Schenkel joined Suiza in January 2000 as Vice Chairman of the Board of Directors of Suiza and President of Suiza Dairy Group, L.P. Mr. Schenkel served as President of the Partnership since 1987, became the Chief Executive Officer in 1994 and served on the Representative Committee of SFG Management Limited Liability Company from its formation in 1994 until the closing of the Suiza transaction.

     Rick Beaman has served as Chief Operating Officer of the Partnership since January 2000. Mr. Beaman is also the Chief Operating Officer of the Southwest region of Suiza since January 2000. Prior to becoming a part of Suiza, he worked in several positions at SFG, including Executive Vice President during 1999, Vice President in 1997 and 1998, and general manager of SFG's Oak Farms Dairy from 1991 to 1997. Prior to joining SFG, he worked in various capacities at Borden, Inc. for 17 years.

     Barry A. Fromberg joined Suiza in June 1998 as Executive Vice President and Chief Financial Officer. Prior to Suiza, he served as Chairman and Chief Executive Officer of a subsidiary of Paging Network, Inc. from 1995 to 1998.
He was Senior Vice President and Chief Financial Officer of Paging Network, Inc. from 1993 to 1995. He served as Executive Vice President and Chief Financial Officer of Simmons Communications, Inc., a cable television operator from 1987 to 1993. From 1980 to 1987 he was Manager of Corporate Development for Comcast Corporation. Mr. Fromberg was a Senior Accountant with Coopers and Lybrand from 1977 to 1980.

     Mike Hogan joined Suiza in August 1998 as Senior Vice President and Chief Marketing Officer. Before joining Suiza, he spent 13 years in various sales, finance and marketing positions at Frito Lay Corporation. From January 1997 to August 1998, he served as Vice President, International Marketing, and from December 1994 to January 1997, he served Vice President, U.S. Marketing, for Frito Lay. Prior to joining Frito Lay, he worked in financial planning at Texas Instruments.

     Michelle P. Goolsby joined Suiza in July 1998 as Executive Vice President, General Counsel and Corporate Secretary. In August 1999, she assumed the additional role of Chief Administrative Officer. From September 1988 until July 1998, Ms. Goolsby held various positions with the law firm of Winstead, Sechrest & Minick, most recently as a partner, chair of the Business section
and a member of the Compensation Committee.   Prior to joining Winstead
Sechrest & Minick, she held various positions with the Trammel Crow Company. Ms. Goolsby also serves on the Board of Directors of Horizon Organic Holding Company, of which Suiza owns a minority interest.

ITEM 11. EXECUTIVE COMPENSATION.

    The following table sets forth information concerning the compensation paid to the Partnership's Chief Executive Officer and the other executive officers of the Partnership in office during 1999 for the fiscal years shown.

                           SUMMARY COMPENSATION TABLE

                                                     ANNUAL COMPENSATION(a)
                                 -----------------------------------------------------------
                                                                                OTHER ANNUAL       ALL OTHER
         NAME AND                                                               COMPENSATION      COMPENSATION
    PRINCIPAL POSITION             YEAR       SALARY($)          BONUS($)          ($)(4)            ($)(5)
    ------------------           -------  ---------------    --------------- ---------------     ------------
    Pete Schenkel(1)               1999   $    369,642       $  1,423,008    $    1,416,814      $    108,018
       Chief Executive             1998        369,435            602,818         3,303,097            48,668
       Officer...............      1997        358,651            455,888         2,000,000           740,263(6)

                                   1999   $    339,877       $    273,281                        $     14,175
    Tony Ward(2)                   1998        336,000            240,187                              23,287
       Vice Chairman.........      1997(7)     110,200            119,301                               6,612

    Patrick Ford(3)
       Chief Financial             1999   $    129,578       $    108,774                        $    169,362
       Officer...............      1998        127,890             40,000                              61,837

---------

(1) Mr. Schenkel resigned from his position as Chief Executive Officer of the general partner of the Partnership effective January 1, 2000 in connection with the Suiza transaction. He is now president of Suiza Dairy Group, L.P., Suiza's joint venture with DFA. In that position, he also serves as president of the subsidiaries of the joint ventures, including SFG's general partner. See Item 10-Directors and Executive Offices of the Registrant.

(2) Mr. Ward resigned from his position as Vice Chairman effective January 1, 2000 in connection with the Suiza transaction. He now serves as Senior Vice President of Suiza Dairy Group, L.P.

(3) Mr. Ford resigned from his position as Chief Financial Officer of the general partner of the Partnership effective February 1, 2000 in connection with the Suiza transaction. He is now Senior Vice President - Finance of Suiza Dairy Group, L.P.

(4) Excludes the aggregate, incremental cost to the Partnership of perquisites and other personal benefits, securities or property, the aggregate amount of which, with respect to the named individual, does not exceed the lesser of $50,000 or 10% of reported annual salary and bonus for such person. Represent amounts distributed to Mr. Schenkel as a partner of the Partnership as Partnership Tax Amounts to pay federal and state income tax due on Partnership income.

(5) Represents amounts contributed by the Partnership under retirement plans, less the amounts set forth in footnote (d) below, where applicable.

(6) Includes special distributions made to Mr. Schenkel ($700,000), as a partner in the Partnership, in connection with the Meadow Gold transactions.

(7) Tony Ward became an employee of the Partnership on September 4, 1997. Amounts shown for 1997 represent amounts earned by Mr. Ward for the period September 4, 1997 to December 31, 1997.

EXECUTIVE EMPLOYMENT AGREEMENTS

    In September 1997, the Partnership entered into executive employment agreements with Pete Schenkel and Anthony R. Ward. The employment agreements provided for the payment of an annual salary of not less than the base salary of $359,000 for Mr. Schenkel and $336,000 for Mr. Ward, an annual bonus as determined from time to time by the Partnership, which in the case of Mr. Ward was an amount equal to .66% of the earnings before interest, income taxes, depreciation and amortization of Meadow Gold not to exceed his base salary for the year, and certain other employee benefits. Mr. Schenkel's agreement was amended and restated effective September 19,1999. The amended and restated agreement was virtually identical to the original agreement except that it guaranteed a minimum annual bonus. Mr. Schenkel's agreement terminated effective January 1, 2000 in connection with the Suiza transaction.

    During 1999, the Partnership entered into a retention agreement with Patrick Ford, which provides for certain benefits upon a change in control of the Partnership. These benefits include base salary and bonus compensation at a level no less than the compensation being received prior to the change in control. The agreement also includes a severance benefit equal to two years base salary and bonus in the event of a termination without cause during the term of the agreement. The term is for an initial period of two years, with one year renewal periods thereafter.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The voting equity of the Partnership is owned as follows:

                                                                            Amount and Nature
             Title of                          Name of                         of Beneficial         Percent of
               Class                       Beneficial Owner                      Ownership              Class
         ----------------              -------------------------            ------------------       -----------
          Common Partner                SFG Management Limited
             Interest                     Liability Company                   General Partner            1%

                                        Suiza Dairy Group                     Limited Partner            99%

    SFG Management Limited Liability Company is owned 5% by Suiza Management Corporation and 95% by Suiza Dairy Group.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

AFFILIATION WITH DFA

    As a result of the Suiza transaction, DFA owns a 33.8% limited partnership interest in Suiza Dairy Group. As of December 31, 1999, DFA owned $239 million in net stated amount of Preferred Interests, including unpaid preferred returns, and Mid-Am Capital, L.L.C. owned an additional $49 million in stated amount of Preferred Interests, including unpaid preferred returns, of the Partnership. Mid-Am Capital is owned 50% by DFA and 50% by seven other companies, including the Partnership, which has a seven percent equity interest in Mid-Am Capital.

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

    Prior to the Suzia transaction, the Partnership employed Mr. Jerry Bos, the CFO of DFA as a consultant on financial services. The Partnership paid Mr. Bos consulting fees of $125,000 in both 1999 and 1998.

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

CERTAIN RELATED PARTY PAYMENTS

    In 1999, the Partnership made distributions to Mr. Schenkel of $1.4 million as a distribution of Partnership Tax Amounts (as defined) in respect of certain tax liabilities and to DFA of $1.4 million of Series E Preferred Interests.

    Mr. Schenkel's son is employed by the Partnership as a sales manager and Mr. Schenkel's son-in-law is employed as the general manager of the Dallas Oak Farms plant. In 1999, they received compensation from the Partnership of approximately $84,000 and $131,000 respectively.

TRANSACTIONS WITH MR. WARD

     During 1999, the Partnership entered into an agreement with Tony Ward pursuant to which Mr. Ward became entitled, upon the occurrence of (i) the redemption by the Partnership or the transfer or sale to DFA of Schenkel's Common Partner Interests in the Partnership, (ii) the transfer or sale to an outside party of either Schenkel's or all of the Common Partner Interests in the Partnership, (iii) the merger or other combination of the Partnership with an outside party, in which the Partnership is not the surviving entity or (iv) the sale of substantially all the assets of the Partnership to an outside party (a "Change in Control"), to receive consideration of the type and amount that Mr. Ward would be entitled to receive in such Change in Control as if he was the holder of a deemed 2% Common Partner Interest in the Partnership, less $1 million. Such consideration was subject to certain adjustments and offsets and a cash gross-up payment in an amount such that after payment by Mr. Ward of all applicable taxes on the consideration and gross-up payment, Mr. Ward would be in substantially the same position as if the consideration were treated as long-term capital gain recognized on the sale by Mr. Ward of a Common Partner Interest in the Partnership.

     The Partnership also entered into a related agreement with Mr. Ward pursuant to which, upon the termination of Mr. Ward's employment with the Partnership for any reason and in exchange for his release of claims, his agreement to maintain the confidentiality of certain information about the Partnership and covenant not to compete, he would be entitled to receive a cash payment from the Partnership in an amount equal to the formula put price applicable to Mr. Schenkel discussed above, except that in such formula Mr. Ward would be deemed to own a 2% Common Partner Interest in the Partnership and the resulting amount would be reduced by $1 million. Such consideration would be subject to certain adjustments, restrictions and offsets and a cash gross-up payment substantially the same as described above for the Change in Control agreement. In the event that a Change in Control occurs within one year following Mr. Ward's termination of employment with the Partnership, it is contemplated that he would have been entitled to payment under the Change in Control agreement, with any payments already received under this agreement to be deducted therefrom. The Suiza transaction in January 2000 resulted in a Change in Control as defined under these agreements.

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

    September 30, 1999 and January 18, 2000

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

By:   /s/ Barry A. Fromberg
-------------------------------
Barry Fromberg
Vice President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                             TITLE                       DATE
----------------------------     -------------------------------    ---------------


/s/ Michelle P. Goolsby          Sole Manager and Vice President     March 16, 2000
---------------------------
    Michelle Goolsby

                                INDEX TO EXHIBITS

EXHIBIT
 NUMBER                                DESCRIPTION
--------    -------------------------------------------------------------------

 3.1        -- Third Amended and Restated Limited Partnership Agreement of
               the Company (incorporated by reference to the Registrant's Form
               8-K filed on January 18, 2000)

 3.2        -- Certificate of Formation of SFG Management Limited Liability
               Company ("SFG Management") dated December 16, 1994 (incorporated by reference to the Registrant's Registration Statement on Form
               S-4 (No. 333-49289))

 3.3        -- Second Amended and Restated Agreement of Limited Partnership
               of SFG dated as of September 3, 1997 (incorporated by reference to the Registrant's Registration Statement on Form S-4 (No.
               333-49289))

 3.4        -- First Amendment to Second Amended and Restated Agreement of
               Limited Partnership of SFG dated as of March 31, 1998
               (incorporated by reference to the Registrant's Registration
               Statement on Form S-4 (No. 333-49289))

 3.5        -- Second Amended and Restated Limited Liability Company
               Agreement of SFG Management dated as of September 3, 1997
               (incorporated by reference to the Registrant's Registration
               Statement on Form S-4 (No. 333-49289))

 3.6        -- First Amendment to Second Amended and Restated Limited
               Liability Company Agreement of SFG Management dated as of March
               31, 1998 (incorporated by reference to the Registrant's
               Registration Statement on Form S-4 (No. 333-49289))

 4.1        -- Indenture dated as of September 4, 1997, among SFG Capital,
               SFG and Texas Commerce Bank, N.A. (now Chase Bank of Texas,
               National Association) as Trustee (incorporated by reference to the Registrant's Registration Statement on Form S-4 (No.
               333-49289))

 4.2        -- Specimen Global Note Certificate (incorporated by reference to the Registrant's Registration Statement on Form S-4 (No.
               333-49289))

 10.1       -- Stock Purchase and Merger Agreement, dated as of May 22, 1997, among Mid-America Dairymen, Inc. (now Dairy Farmers of America,
               Inc. ("DFA")), Borden/Meadow Gold Dairies Holdings, Inc.
               ("Holdings"), BDH Two, Inc. and Borden, Inc. (the "Stock Purchase and Merger Agreement") (incorporated by reference to the Registrant's Registration Statement on Form S-4 (No. 333-49289))

 10.2       -- Assignment and Assumption Agreement Relating to Stock Purchase
               and Merger Agreement, dated September 4, 1997, between DFA and
               SFG (incorporated by reference to the Registrant's Registration
               Statement on Form S-4 (No. 333-49289))

 10.3       -- Sublease Agreement, dated as of September 4, 1997, between DFA and SFG relating to Master Leasing Agreement between BLC
               Corporation and DFA dated August 15, 1997 (incorporated by reference to the Registrant's Registration Statement on Form S-4
               (No. 333-49289))

 10.4       -- Trademark License Agreement, dated as of September 4, 1997, among Borden, Inc., BDH Two, Inc. and SFG (incorporated by reference to the Registrant's Registration Statement on Form S-4
               (No. 333-49289))

 10.5       -- Trademark License Agreement (Meadow Gold), dated as of
               September 4, 1997, between SFG and Borden Foods Corporation
               (incorporated by reference to the Registrant's Registration
               Statement on Form S-4 (No. 333-49289))

EXHIBIT
 NUMBER                                DESCRIPTION
--------    -------------------------------------------------------------------

 10.6       -- Trademark Sublicense Agreement (Eagle), dated as of September
               4, 1997, between SFG and Borden Foods Corporation (incorporated by reference to the Registrant's Registration Statement on Form
               S-4 (No. 333-49289))

 10.7       -- Copyright Assignment, dated as of September 4, 1997, from
               Borden, Inc. to SFG (incorporated by reference to the Registrant's Registration Statement on Form S-4 (No. 333-49289))

 10.8       -- Patent Assignment, dated as of September 4, 1997, from
               Borden/Meadow Gold Dairies, Inc. ("BMGD") to SFG (incorporated by reference to the Registrant's Registration Statement on Form S-4
               (No. 333-49289))

 10.9       -- Asset Purchase and Sale Agreement, dated as of September 4,
               1997, Between Borden/Meadow Gold Dairies Investments, Inc.
               ("Investments"), DFA, and SFG (incorporated by reference to the Registrant's Registration Statement on Form S-4 (No. 333-49289))

 10.10      -- Trademark Assignment dated as of September 4, 1997, between
               SFG and Milk Products LLC ("Milk Products") (incorporated by reference to the Registrant's Registration Statement on Form S-4
               (No. 333-49289))

 10.11      -- Milk Products Sublicense Agreement, dated as of September 4,
               1997, between SFG and Milk Products (incorporated by reference to the Registrant's Registration Statement on Form S-4 (No.
               333-49289))

 10.12      -- Milk Products Trademark License Agreement, dated as of
               September 4, 1997, between SFG and Milk Products (incorporated by reference to the Registrant's Registration Statement on Form S-4
               (No. 333-49289))

 10.13      -- Patent License Agreement, dated as of September 4, 1997, between SFG and Milk Products (incorporated by reference to the Registrant's Registration Statement on Form S-4 (No. 333-49289))

 10.14      -- Copyright License Agreement dated as of September 4, 1997, between SFG and Milk Products (incorporated by reference to the Registrant's Registration Statement on Form S-4 (No. 333-49289))

 10.15      -- License Assignment and Assumption Agreement dated as of
               September 4, 1997, between SFG and BMGD (incorporated by reference to the Registrant's Registration Statement on Form S-4
               (No. 333-49289))

 10.16      -- Trademark License Agreement between Flav-O-Rich, Inc. and SFG dated as of February 28, 1995 (incorporated by reference to the Registrant's Registration Statement on Form S-4 (No. 333-49289))

 10.17      -- Trademark License Agreement effective as of September 1, 1995, between Foremost Farms U.S.A. and SFG (incorporated by reference to the Registrant's Registration Statement on Form S-4 (No.
               333-49289))

 10.18      -- Administrative Agreement between SFG, Inc. and the Defense
               Logistics Agency executed on October 24, 1994 (incorporated by reference to the Registrant's Registration Statement on Form S-4
               (No. 333-49289))

 10.19      -- Promissory Note payable by Barbe's Dairy, Inc. to Walker
               Resources, Inc. in the original principal amount of $1,250,000 assumed by SFG (incorporated by reference to the Registrant's
               Registration Statement on Form S-4 (No. 333-49289))

EXHIBIT
 NUMBER                                DESCRIPTION
--------    -------------------------------------------------------------------

 10.20      -- $600,000 Real Estate Note dated July 25, 1994, payable by
               Southern Foods Group, Inc. to Lloyd Smoot, Jr. (incorporated by reference to the Registrant's Registration Statement on Form S-4
               (No. 333-49289))

 10.21      -- Executive Employment Agreement, dated as of September 4, 1997, between SFG and Pete Schenkel (incorporated by reference to the Registrant's Registration Statement on Form S-4 (No. 333-49289))

 10.22      -- Executive Employment Agreement, dated as of September 4, 1997, between SFG and Anthony R. Ward (incorporated by reference to the Registrant's Registration Statement on Form S-4 (No. 333-49289))

 10.23      -- Southern Foods Group, L.P. Supplemental Executive Retirement
               Plan effective October 1, 1996 (incorporated by reference to the Registrant's Registration Statement on Form S-4 (No. 333-49289))

 10.24      -- Borden, Inc. Executives Supplemental Pension Plan, Amended and
               Restated as of December 9, 1993 (incorporated by reference to the Registrant's Registration Statement on Form S-4 (No. 333-49289))

 10.25      -- Borden, Inc. Executives Excess Benefits Plan, Amended and
               Restated as of January 1, 1988 (incorporated by reference to the Registrant's Registration Statement on Form S-4 (No. 333-49289))

 10.26      -- Borden, Inc. Executive Family Survivor Protection Plan,
               Amended as of January 1, 1987 (incorporated by reference to the Registrant's Registration Statement on Form S-4 (No. 333-49289))

 10.27      -- Milk Supply Agreement dated February 17, 1998, between DFA and
               SFG (incorporated by reference to the Registrant's Registration
               Statement on Form S-4 (No. 333-49289))

 10.28      -- Lease and Agreement between BF Properties Company and Beatrice
               Foods Co. dated as of February 15, 1972 (incorporated by reference to the Registrant's Registration Statement on Form S-4
               (No. 333-49289))

 10.29      -- Lease Agreement between LPD Salt Lake Assoc. and Safeway
               Stores, Inc. dated as of March 15, 1978 (incorporated by reference to the Registrant's Registration Statement on Form S-4
               (No. 333-49289))

 10.30      -- Lease Agreement between SFG and Flav-O-Rich, Inc. dated
               February 28, 1995 (incorporated by reference to the Registrant's
               Registration Statement on Form S-4 (No. 333-49289))

 10.31      -- Retention Agreement effective September 19, 1999 between the
               Partnership and Pat Ford (incorporated by reference to the Registrant's Current Report on Form 8-K dated September 30, 1999,
               No. 333-49289)

 10.32      -- Credit Agreement dated January 4, 2000 among Suiza Dairy
               Group and the Registrant, as borrowers and certain lenders
               (incorporated by reference to the Registrant's Current Report on Form 8-K dated January 18, 2000, File No. 333-49289)

 10.33      -- Release of Claims, Confidentiality and Non-Competition Agreement
               between the Registrant and Mr. Ward (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1999)

 10.34      -- Change in Control Agreement between the Registrant and Mr. Ward
               (incorporated by reference to the Registrant's Quarterly
                Report on Form 10-Q for the period ended March 31, 1999)

 10.35      -- Executive Medical Agreement between the Registrant and Mr.
               Schenkel (incorporated by reference to the Registrant's
               Quarterly Report on Form 10-Q for the period ended March 31,
               1999)

 21.1       -- Subsidiaries of Registrant (filed herewith)

 27.1       -- Southern Foods Group, L.P. Financial Data Schedule (filed herewith)